Form 10-K
period 2015-12-31
HD View 360 Inc.
filed 2016-04-12
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2015:

  HD View 360 Inc

(Exact name of registrant as specified in its charter)

Florida	1700	46-4264584
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

333 NE 24th St. Suite 100B,
Miami, Florida 33137
 (Address of Principal Executive Office) (Zip Code)

786-294-0559

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of April 11, 2016, we had 9,332,631 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1.B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

Throughout this Annual Report, we refer to HD View 360 Inc as “we,” “us,” or “the Company.”

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PROJECT,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY ESTIMATIONS, AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE ESTIMATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

ITEM 1.	BUSINESS

Corporate Overview

We were incorporated in the state of Florida on January 1, 2014, to distribute and install security surveillance systems and products. Our principal executive office is located at 333 NE 24th Street, Suite 100B, Miami, Florida 33137.  Our telephone number is 786-294-0559.  Our website is www.hdview360.com.

Our Operations

We distribute and install security surveillance systems that capture, digitize and transmit video over different types of wired and wireless networks using analog, internet protocol and serial digital interface technology. Our security systems allow users to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their previous investments in analog closed circuit television technology.

We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers.

Our products and the components of our systems are manufactured and supplied to us by third parties on a non-exclusive basis and are marketed under the HD View 360 brand name. We generated our first revenues in January 2014.

For the years ended December 31, 2015 and December 31, 2014 we had revenues of $799,695 and $295,760, respectively. For the years ended December 31, 2015, and December 31, 2014, we had a net income (loss) of $149,649 and ($13,322), respectively.

In April and May of 2015, we sold an aggregate of 1,800,000 common shares to one (1) person at the price of $.00833 per share or an aggregate of $15,000.

On September 1, 2015, we issued 7,200,000 common shares to Dennis Mancino, our President, Chief Executive Officer and Director, for capital contributions he made to us in 2014 in the amount of $20,000.

Our Customers

We provide full service IT Networking and Installation services to commercial clients in the U.S. Most of our revenues derive from the installation of security and surveillance systems which are generally non-recurring. Our customers are primarily commercial entities. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

Our Surveillance Systems and Products

Our products capture, digitize and transmit video over different types of wired and wireless networks using analog, internet protocol and serial digital interface technology. Our products allow users to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their previous investments in analog closed circuit television technology.

Our products are marketed under the HD View 360 brand.

We believe that the following competitive strengths will enable us to sustain our leadership in the video intelligence market:

•

Our open platform facilitates interoperability with our customers’ existing business and security systems and with complementary third-party products.

•

We are able to help our customers cost-effectively migrate to networked IP video without the need to discard their analog CCTV investments.

Our basic security system starts at $995 which includes installation.  Our products are sold from our retail location at 333 NE 24th Street, Suite 100B, Miami, Florida 33137. Orders originating from our website are placed by telephone.

We employ one (1) full time sales person and do not employ an outside sales force.

Our Products include:

•

IP Network Video Recorders

•

Analog Digital Video Recorders

•

HDCVI Video Recorders

•

HDCVI Cameras

•

HDCVI Pan Tilt Cameras

•

IP Cameras

•

IP Pan Tilt Zoom Cameras

•

Video IP Intercom

•

Analog Cameras

•

Connectors

•

Cable

•

Secure Lock Boxes

•

HDMI Video Products

•

IP Networking

•

Tools, Testers & Power Supplies

Our services include:

•

Networking

•

IT Solutions

•

Structured Cabling

•

Mobile App and Mobile device integration

•

CCTV installation & upgrades

Employees

We have a total of four (4) full time employees consisting of our President, Chief Executive Officer and Director, Dennis Mancino, one (1) sales person and two (2) employees who install our security systems. We employ one (1) part-time employee who provides bookkeeping, clerical and administrative services on an as needed basis.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.  We believe that we maintain good relationships with our employees.

Suppliers

We purchase our products including those used in our security surveillance systems from third party suppliers on an as needed basis. Products sold under the HD View 360 name are purchased from a variety of suppliers. Should any supplier stop providing us with products, we believe we could locate another supplier offering comparable pricing and terms.

Property

We occupy approximately 850 square feet at 333 NE 24th Street, Suite 100B, Miami Florida. This location consists of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupy this location pursuant to a lease agreement that requires us to pay $2,471 monthly. The lease expires on June 1, 2016. We believe this location is suitable for our current needs.

Dependence on a Few Customers

Most of our revenues derive from the installation of surveillance systems for security purposes which are generally non-recurring. As such, we are not dependent on one or a few customers.

Marketing

We have not yet implemented a marketing strategy and all sales to date have been generated by the personal and professional contracts of Dennis Mancino, our President, Chief Executive Officer and Director.

Our marketing strategy is to develop our “HD View 360” brand name and “HD View 360 Surveillance Systems” slogan for those seeking security surveillance systems and products.  Throughout 2016, we plan to participate in tradeshows and provide brochures of our security systems and products at events designed for businesses with multiple locations and franchises in order to develop recurring revenues from our commercial customers that continue after a system is installed. Additionally, our marketing campaign is as follows:

•

In April of 2016, we plan to create email marketing materials targeting commercial users of security based services including hospitals, shopping centers, office buildings and other businesses focusing on business with multiple locations and/or franchises to develop recurring revenues.

•	In May of 2016, we plan to begin social media campaigns on Twitter, Facebook, LinkedIn and other websites to create recognition for our products and services and drive traffic to our website;

•	In June of 2016, we plan to enhance our website to provide more enhanced product descriptions and specifications and add a shopping cart for online orders;

•	In July of 2016, we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website; and

•	In August of 2016, we plan to offer event promotions at our facilities and tradeshows to demonstrate our products.

We believe that a marketing mix of email and print advertising, social media campaigns, internet advertising and event promotions targeting local and regional businesses is an optimal strategy to increase revenues.

Raw Materials

We do not use raw materials in our products.

Research and Development

All of our research to date has been done by Dennis Mancino, our President, Chief Executive Officer and Director who is in charge of our day to day operations.  We have not spent any amounts on research and development since our inception on January 1, 2014.

Competition

Our product market is highly competitive and rapidly changing.  Our ability to compete depends upon many factors within and outside our control, including the performance and reliability of our product kits, customer service, marketing efforts and development of our logs and brand name.  Due to the relatively low barriers to entry we expect additional competition from other emerging companies.  Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources.  As a result, they may be able to respond more quickly to new or emerging technologies for our products.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Seasonality

Our business is not affected by seasonal factors.

Intellectual Property

We have no registered or patented intellectual property. We recently applied for trademark protection of the HD View 360 name but no protection has been granted and there is no assurance protection will be granted. Trademarks and trade names distinguish the various companies from each other.  If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors.  We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on our products and services.  Many subtleties exist in product descriptions, offering and names that can easily confuse customers.  The name of our principal products and services may be found in numerous variations of the name and descriptions in various media and product labels.  This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

Corporate Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange and Commission (“SEC”).

You may read and copy this Annual Report at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549.  Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.	RISK FACTORS.

In addition to the information discussed elsewhere in this Annual Report, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Risks Related to Our Financial Condition

We are an early stage company with limited historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company that generated its first revenues in January of 2014. For the year ended December 31, 2015, and December 31, 2014, respectively, we had revenues of $799,695 and $295,760, respectively. For the year ended December 31, 2015 and December 31, 2014, respectively, we have a net income (loss) of $149,649 and ($13,322), respectively. Accordingly, we have a limited operating history upon which you may evaluate our prospects for achieving our business objectives in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company with a limited operating history.

Risks Related to Our Business

We are dependent on third parties to provide us with our products. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose sales, incur additional costs, and lose credibility in the marketplace.

We depend on third parties to supply us with the products that we use in our security surveillance systems. The loss of our suppliers could negatively impact our operations and revenues. We do not have a written agreement with any our suppliers obligating them to provide us with the products we sell. The termination of the relationships with our suppliers or an adverse change in the terms of its services could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply at comparable prices and may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our suppliers fail to perform satisfactorily, fail to handle increased orders, or the loss of their services along with delays in shipments of products, it could cause us to fail to meet orders, lose sales, incur additional costs, and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with our customers which would have a negative impact on our revenues.

We have no control over the third parties that supply us with security surveillance products.

We rely on third parties to supply our products including those we use in our security surveillance systems.  We will have less control over third parties because we cannot control their personnel, schedule or resources.  It will be more difficult to detect design faults and software errors.  Any such fault or error could cause delays in delivering our product or require design modifications delays or defects which would likely have a more detrimental impact on our business than if we were a more established company.  Any of these factors could cause our products not to meet our quality standards or expectations, or not to be completed on time or at all.  If this happens, we could lose anticipated revenues or our entire investment in our products.

Third parties can purchase the same products we sell which may negatively affect our revenues.

We purchase our products including those which we sell under the HD View 360 brand name on a non-exclusive basis from third parties who sell the same and/ or similar products to our competitors. These third parties supply security related products for security and surveillance companies who sell the same products we sell under their own brand names. As such, third parties can purchase the same products we sell and put their own brand name on the product which may negatively impact our revenues.

If we are unable to establish strong brand recognition of the HD View 360 name, our revenues will be adversely affected.

The market for security surveillance products and systems is driven by brand name recognition and reputation.  We must use conventional and unconventional marketing strategies to build brand recognition of the HD View 360 name. Brand recognition will establish a position in our markets and if successful, will help us increase our revenues.  If we do not establish our brand name, our revenues will be adversely affected and our business could fail.

We may be unable to gain market acceptance of our surveillance products and systems.

Our survival is currently dependent upon the success of our efforts to gain market acceptance of our surveillance products and systems.

Many new surveillance products and systems are regularly introduced and only a relatively small number account for a significant portion of net revenue in our industry.  Our products and services may not be desired by consumers, or competitors may develop titles that imitate or compete with us, and take our targeted revenue stream away from us or reduce our profitability. Products and services offered by our competitors may take a larger share of our target market than we anticipate which could cause our revenues to decrease. If our competitors develop more successful products or offer competitive products and services at lower prices, our revenue, margins, and profitability will decrease.

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers and we are highly dependent on new business development.

Most of our revenues derive from the installation of surveillance systems for security purposes which are generally non-recurring. Our customers are mainly commercial entities. We sell surveillance products and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

Technology changes rapidly in the security surveillance industry and if we fail to anticipate or successfully implement new technologies into our products and services, our revenues will be negatively impacted.

The surveillance industry is subject to evolving and rapidly changing technologies. We may not be able to keep pace with these technologies or implement them into our products and services, or our competition may be able to achieve them more quickly and effectively than we can.  In either case, our security surveillance systems may be technologically inferior to our competitors’, less appealing to consumers, or both. Any failure to keep pace with new technologies would harm our competitive position, and negatively impact our revenues.

We currently have no protection of any trademarks, patents and/or other intellectual property registrations.  If we are unable to protect our intellectual property rights, our proposed business may fail.

We only recently applied for trademark protection of the HD View 360 name but it may not be granted. As such, we have no protection of our brand name. At present we are planning to enter into non-disclosure agreements with employees to protect our trade secrets.  Despite our precautions, unauthorized parties may attempt in the future to reverse engineer or copy the methods we use to create our security surveillance systems. If we are successful we could lose our trade secrets or they could develop similar systems, which could create more competition for us and even cause our business to fail.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies that provide security surveillance related systems and products. Many of these companies have established brand recognition and greater financial resources than we have.  We will be at a competitive disadvantage in gaining brand recognition, employees, financing and other resources required to provide our products and services to prospective customers.  Our opportunity to obtain customers may be limited by our financial resources and other assets.  If we are unable to effectively compete with other service marketplaces, our business will fail and you could lose your entire investment.

If our business grows, we will need to attract additional employees which we might not be able to do.

Dennis Mancino is our sole officer and director and he oversees our operations on a day to day basis. We also employ two (2) technicians and one (1) full time sales person. In order to grow and implement our business plan, we may need to add additional employees for sales and technology. There is no guarantee that we will be successful in adding the additional employees required to grow our business.

A permanent loss of data or a permanent loss of service on the internet will have an adverse effect on our operations and will cause us to be less effective in the industry.

Many of our security surveillance systems are dependent on the internet.  If we permanently lose data or permanently lose internet service for any reason, be it technical failure or criminal acts, we will be less effective in providing our services to potential clients and you could lose your investment.

None of our technology or business model is proprietary.

Barriers to enter the securities surveillance systems and product industry are low. The technology and products required to commence operations for any potential competitor are available from third party providers. The business model, with few exceptions, is not new and can be readily adopted by those with a basic knowledge of the security surveillance systems industry.

We may be subject to product liability claims and we do not have insurance coverage for such claims which could negatively impact our financial condition.

By selling security surveillance systems, we will face an inherent business risk of exposure to product liability claims in the event that the use of our products are defective. In the event that any of the components of our security surveillance system is defective, we may be required to recall or replace defective components. We maintain product liability insurance coverage in the amount of $1,000,000 to protect us from such claims, which may not be sufficient coverage for claims against us. A successful product liability claim or series of claims brought against us would negatively impact our business and cause you to lose your investment.

Should we lose the services of Dennis Mancino, our sole officer and director, our operations and financial condition may be negatively impacted.

Our future depends on the continued contributions of Dennis Mancino, our sole officer and director, who would be difficult to replace. Mr. Mancino’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Mancino. Should we lose the services of Mr. Mancino, we may be unable to replace his services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We incur costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matters and our management has no experience in such matters.

Dennis Mancino, our sole officer and director is responsible for our compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are relatively new to these individuals and at times will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Our obligations as an SEC reporting company may require significant management time which will reduce the amount of time our sole officer and director can dedicate to our operations which could reduce our revenues and profitability.  Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders must rely on our sole director Dennis Mancino, who is not independent, to perform these functions.

We have only one officer and director. We do not have an audit or compensation committee or Board of Directors as a whole that is composed of independent directors. Because Dennis Mancino, our sole director, is also our sole officer and controlling shareholder, he is not independent. There is a potential conflict between his interests, our interests and our shareholders’ interests, since our sole director is also our sole officer and he will make decisions concerning his own compensation and audit issues. Until we have an audit or compensation committee or independent directors, there may be less oversight of Mr. Mancino’s decisions and activities and little or no ability for our minority shareholders to challenge or reverse his activities and decisions, even if they are not in the best interests of minority shareholders.

Our sole officer and director has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of December 31, 2015 and April 11, 2016, we had 9,285,132 and  9,332,631 shares of common stock outstanding, respectively, each entitled to one (1) vote per share.  Our President, Chief Executive Officer and Director, Dennis Mancino controls 7,200,000 shares.  As such, the aggregate number of common shares controlled by Mr. Mancino effectively entitles him to vote approximately 78% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Mr. Mancino’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Risks Related to Our Common Stock

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any ninety (90) day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of December 31, 2015 and April 8, 2016 we had 9,285,132 and 9,332,631 shares of common stock and no preferred shares outstanding, respectively.  Accordingly, we may issue up to an additional 80,667,369 shares of common stock and 10,000,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange.  Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock.  Our shares have not been listed or quoted on any exchange or quotation system.  There can be no assurance that a market maker will agree to file the necessary documents with FINRA for our shares to be quoted by the OTC Markets OTCQB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance our business.  As a result, we do not anticipate paying any cash dividends in the foreseeable future.  Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors.  Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved.  We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th . We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We occupy approximately 850 square feet at 333 NE 24th Street, Suite 100B, Miami Florida. This location consists of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupy this location pursuant to a lease agreement that requires us to pay $2,471 monthly. The lease expires on June 1, 2016. We believe this location is suitable for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Security Holders

As of December 31, 2015 we had 9,285,132 shares of common stock outstanding held by twenty-six (26) holders.

Dividends

The company paid distributions of $100,400 during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

The two (2) years prior to the date of this report, we offered and sold securities below.  None of the issuances involved underwriters, underwriting discounts or commissions.  We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.  We believed these exemptions were available because:

•

We are not a blank check company;

•

We filed a Form D, Notice of Sales, with the SEC;

•

Sales were not made by general solicitation or advertising;

•

All certificates had restrictive legends; and

•

Sales were made to persons with a pre-existing relationship to Dennis Mancino, our President, Chief Executive Officer and Director.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•

Access to all our books and records;

•

Access to all material contracts and documents relating to our operations; and

•

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

On April 15, 2015, we sold 900,000 shares of common stock to Miklos Gulyas at the price of $.01 per share or an aggregate price of $7,500. On May 27, 2015, we sold 900,000 shares to Miklos Gulyas at the price of $.01 per share or an aggregate of $7,500.

On September 1, 2015, we issued 7,200,000 shares of common stock to Dennis Mancino for $20,000 capital contributed in 2014, to us, as our founder. We valued these shares at the price of $.001 per share or an aggregate price of $7,200.

On November 16, 2015, we sold 16,667 shares of common stock to Lynn Weddermann at the price of $.60 per share or an aggregate price of $10,000.

On November 19, 2015, we sold 10,000 shares of common stock to Joe Estes at the price of $.60 per share or an aggregate price of $6,000.

On December 1, 2015, we sold 8,333 shares of common stock to Maria Christina Quardida Diez at the price of $.60 per share or an aggregate price of $5,000.

On December 19, 2015, we sold 8,400 shares of common stock to Diego Terzano at the price of $.60 per share or an aggregate price of $5,040.

On December 19, 2015, we sold 8,400 shares of common stock to Fabiola Terzano at the price of $.60 per share or an aggregate price of $5,040.

On December 21, 2015, we sold 83,333 shares of common stock to Joseph Basile at the price of $.60 per share or an aggregate price of $50,000.

On December 22, 2015, we sold 12,500 shares of common stock to Margaret Edwards at the price of $.60 per share or an aggregate price of $7,500. On January 19, 2016, Margaret Edwards purchased an additional 4,167 shares at the price of $.60 per share or an aggregate of $2,500.

On December 22, 2015, we sold 1,666 shares of common stock to Howard Knaster at the price of $.60 per share or an aggregate price of $1,000.

On December 24, 2015, we sold 5,833 shares of common stock to Uyen Lihn Dao at the price of $.60 per share or an aggregate price of $3,500.

On December 24, 2015, we sold 5,833 shares of common stock to Steven Karp at the price of $.60 per share or an aggregate price of $3,500.

On December 24, 2015, we sold 50,000 shares of common stock to Global Prestige Development Group, Inc., a Florida corporation controlled by Andres Gomez, at the price of $.60 per share or an aggregate price of $30,000.

On December 29, 2015, we sold 4,167 shares of common stock to Jessika Gomez at the price of $.60 per share or an aggregate price of $2,500.

On December 30, 2015, we sold 4,167 shares of common stock to Carmine Raffa at the price of $.60 per share or an aggregate price of $2,500.

On December 30, 2015, we sold 1,666 shares of common stock to Tracy Ray at the price of $.60 per share or an aggregate price of $1,000.

On December 30, 2015, we sold 4,167 shares of common stock to John Fahmie at the price of $.60 per share or an aggregate price of $2,500.

On December 30, 2015, we sold 1,666 shares of common stock to Nancy Karp at the price of $.60 per share or an aggregate price of $1,000.

On December 30, 2015, we sold 4,167 shares of common stock to Mario Diez at the price of $.60 per share or an aggregate price of $2,500.

On December 31, 2015, we sold 41,667 shares of common stock to Steven Kornbluth at the price of $.60 per share or an aggregate price of $25,000.

On January 8, 2016, we sold 8,333 shares of common stock to Josh Mattey at the price of $.60 per share or an aggregate price of $5,000.

On January 14, 2016, we sold 16,666 shares of common stock to James T. Park at the price of $.60 per share or an aggregate price of $9,999.60.

On January 18, 2016, we sold 16,667 shares of common stock to Safe Harbor Equity 10 LLC, at the price of $.60 per share or an aggregate price of $10,000.

On January 19, 2016, we sold 1,666 shares of common stock to Lee Jason Steinberg at the price of $.60 per share or an aggregate price of $1,000.

On January 26, 2016, we sold 4,167 shares of common stock to Graciela Zanotti at the price of $.60 per share or an aggregate price of $2,500.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report.  Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements.  The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here.  Accordingly, we caution readers not to place undue reliance on these statements.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have had increasing revenues, and are profitable.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

Liquidity and Capital Resources

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the years ended December 31, 2015 and 2014, our net sales were $799,695 and $295,760, respectively.

We have experienced and expect an increasing trend in sales due to our ability to fulfill more orders that will come from greater brand acceptance due to previous and continuing expenditures in marketing and sales. Most of our revenues derive from the sale and installation of security and surveillance systems which are generally non-recurring. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we have generated the majority of revenues from that particular client location. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future. To address this issue, we plan to target businesses with multiple locations and which are franchises.

We do not anticipate any increase in the base cost of our products, but do expect increased labor cost in proportion to an increase in revenues. Increased sales in 2015 are attributable to an alteration of our business model, where we transitioned into providing installation services, which is a higher margin line of revenues. We sold approximately 40% more systems during the year ended December 31, 2015, as in 2014, but sales increased substantially because of installing all the systems sold in the year ended December 31, 2015, compared to almost none in 2014.

Costs and Expenses

For the years ended December 31, 2015 and 2014, our costs of sales sold was $409,204 and $203,259, respectively. Our cost of sales, as a percentage, was 51% for the year ended December 31, 2015 and 69% for the year ended December 31, 2014. This percentage decrease directly resulted from our altering our business model to incorporating the sale of installation services, which is a higher profit margin side of the business. Installing (and charging for the service) also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our gross profit was $390,491 and $92,501 for the years ended December 31, 2015 and 2014, respectively. Our gross profit as a percentage of Net Sales was 49% and 31% for the years ended December 31, 2015 and 2014, respectively. In 2014 we completed minimal equipment installations for our customers and in 2015 we completed equipment installations for virtually all of our customers and billed the customers for this service.

During the years ended December 31, 2015 and 2014, we spent $178,655 and $105,681 on general and administrative expenses. Our general and administrative expenses increased $72,974, or 69%, for the year ended December 31, 2015 over the year ended December 31, 2014, because two significant categories increased: professional fees increased $41,639, 1,956% and our general and administrative expenses increased $28,123, 29%, both of which were related to the preparation to become a public company.

We had net income of $149,649 for the year ended December 31, 2015 compared to a net loss of ($13,322) for year ended December 31, 2014. The change from a net loss to net income for the year ended December 31, 2015 compared to the year ended December 31, 2014, is directly related to altering our business model to incorporating the sale of installation services, which is a higher profit margin side of the business.

If we continue to generate revenues consistent with the twelve (12) month period, we will have sufficient liquidity and capital resources to meet our operating costs of approximately $25,000 per month once this registration statement is declared effective. As of December 31, 2015, we had cash on hand of $292,000, which is sufficient to meet our operating expenses for approximately twelve (12) months.

 Results of Operations

The following tables set forth selected statement of operations data for each of the periods indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Statements of Income
Net Sales	$ 799,695	$ 295,760
Cost of Sales	$ 409,204	$ 203,259
Gross Profit	$ 390,491	$ 92,501
General & Administrative Expenses	$ 178,655	$ 105,681
Net Income (Loss)	$ 149,649	$ (13,322)

For the years ended December 31 2015 and 2014, we sold approximately 215 and 150 units, respectively, at an approximate average sale price of $1,970.

For the years ended December 31, 2015 and 2014, our costs of sales sold was $409,204 and $203,259, respectively. Our cost of sales, as a percentage, was 51% for the year ended December 31, 2015 and 68% for the year ended December 31, 2014. This percentage decrease directly resulted from our altering our business model to incorporating the sale of installation services, which is a higher profit margin side of the business. Installing (and charging for the service) also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our gross profit was $390,491 and $92,501 for the years ended December 31, 2015 and 2014, respectively. Our gross profit as a percentage of Net Sales was 49% and 31% for the years ended December 31, 2015 and 2014, respectively. In 2014 we completed minimal equipment installations for our customers and in 2015 we completed equipment installations for virtually all of our customers and billed the customers for this service.

During the years ended December 31, 2015 and 2014, we spent $178,655 and $105,681 on general and administrative expenses. Our general and administrative expenses increased $72,974, or 69%, for the year ended December 31, 2015 over the year ended December 31, 2014, because two significant categories increased: professional fees increased $41,639, 1,956% and our general and administrative expenses increased $28,123, 29%, both of which were related to the preparation to become a public company.

We had net income of $149,649 for the year ended December 31, 2015 compared to a net loss of ($13,322) for year ended December 31, 2014. The change from a net loss to net income for the year ended December 31, 2015 compared to the year ended December 31, 2014, is directly related to altering our business model to incorporating the sale of installation services, which is a higher profit margin side of the business.

Cash Flow Activities

Cash increased $288,459 at December 31, 2015, from $3,641 at December 31, 2014. This increase was principally a result of a net profit of $149,649 for the year ended December 31, 2015; accrued income taxes payable increasing $63,837; the sale of common stock in exchange for $171,079 in cash; less distributions to the stockholders of $100,400. Accrued income taxes payable increased because the Company recorded a profit for the year ended December 31, 2015. Acquisition of fixed assets fell to zero because the Company has no need to acquire additional fixed assets at this time.

Financing Activities

During the year ended December 31, 2015 compared to 2014, the Company became less reliant on loans/capital contributions from its shareholder as it was generating sufficient cash flows from operations. During the year ended December 31, 2015, our shareholders contributed/advanced a total of $15,000 and were reimbursed $15,000 compared to the year ended December 31, 2014, in which $55,000 was contributed/advanced and $20,000 reimbursed. During the year ended December 31, 2015, the Company distributed $100,400 to the stockholders. During the last quarter of 2015 the Company sold 285,132 shares of common stock in exchange for $171,079 in cash.

Subsequent to December 31, 2015, up to the date of this filing, the Company sold an additional 49,499 shares of common stock in exchange for $28,500 in cash.

Property and Equipment

We occupy approximately 850 square feet at 333 NE 24th Street, Suite 100B, Miami Florida. This location consists of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupy this location pursuant to a lease agreement that requires us to pay $2,471 monthly. The lease expires on June 1, 2016. We believe this location is suitable for our current needs.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

In 2015 we added a cargo van as an asset to allow for the delivery of product packages to the shipping carrier as well as for around town supplies collection. This vehicle was financed through a capital lease.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Income Taxes

We account for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Per Share Information

We compute net income (loss) per share accordance with FASB ASC 205 “Earnings per Share”. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock Option Grants

We have not granted any stock options to our officers and directors since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

 Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Income

F-4

Statements of Changes in Stockholders’ Equity

F-5

Statements of Changes in Cash Flows

F-6

Notes to Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Director and

Shareholders of HD View 360, Inc.

Miami, Florida  33137

We have audited the accompanying balance sheets of HD View 360, Inc. (the “Company”) at December 31, 2015 and 2014, and the related statement of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HD View 360, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

April 11, 2016

HD VIEW 360, INC.

 Balance Sheets

December 31,

ASSETS	2015	2014
CURRENT ASSETS
Cash	$292,010	$3,641
Inventory, net of reserve of $6,010 and $0 as of December 31, 2015 and 2014, respectively	10,390	13,546
Prepaid expenses and other current assets	2,200	2,200
Total current assets	304,600	19,387
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	15,000	15,000
Leasehold improvements	4,500	4,500
Vehicles	22,730	-
Total Property and Equipment	42,230	19,500
Less accumulated depreciation	(14,712)	(5,750)_
Property and equipment, net	27,518	13,750
Total Assets	$332,118	$33,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,748	$5,649
Due to shareholder	-	5,810
Income taxes payable	63,837	-
Capital lease obligations-current portion	3,152	-
Total current liabilities	72,737	11,459
LONG-TERM LIABILITIES
Capital lease obligations-non current portion	17,375	-
Total long-term debt	17,375	-
Total Liabilities	90,112	11,459
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued & outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,285,132 and 0 issued and outstanding shares at December 31, 2015 and 2014, respectively	9,285	-
Additional paid-in capital	196,794	35,000
Retained earnings (Accumulated deficit)	35,927	(13,322)
Total stockholders’ equity	242,006	21,678
Total Liabilities and Stockholders’ Equity	$332,118	$33,137

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Statements of Income

Years Ended December 31,

	2015	2014
SALES:
Product sales	$408,622	$295,760
Installation sales	391,073	-
Total sales	799,695	295,760
COST OF SALES:
Cost of product	249,749	203,259
Cost of installation	159,455	-
Total cost of sales	409,204	203,259
Gross Profit	390,491	92,501
OPERATING EXPENSES:
General and administrative expenses	125,925	97,802
Depreciation expense	8,962	5,750
Professional fees	43,768	2,129
Total operating expenses	178,655	105,681
INCOME (LOSS) FROM OPERATIONS	211,836	(13,180)
OTHER INCOME AND (EXPENSE)
Interest expense	(724)	(142)
Interest income	13	-
Credit card discount	2,361	-
Total other income (expense)	1,650	(142)
Net income (loss) before income taxes	213,486	(13,322)
Income tax expense	63,837	-
Net income (loss)	$149,649	$(13,322)
Income per weighted average common share - basic and diluted	$0.02	$0.00
Number of weighted average common shares outstanding-basic and diluted	9,009,248	9,000,000

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Statements of Changes in Stockholders’ Equity

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Total Stockholders’ Equity

BALANCE, January 1, 2014	-	-	$-	$-	$-	$-	$-

Contributions to capital	-	-	-	-	55,000	-	55,000
Return of contributed capital	-	-	-	-	(20,000)	-	(20,000)
Net loss	-	-	-	-	-	(13,322)	(13,322)

BALANCE, December 31, 2014	-	-	-	-	35,000	(13,322)	21,678
Contributions to capital	-	-	-	-	15,000	-	15,000
Return of contributed capital	-	-	-	-	(15,000)	-	(15,000)
Shares issued for contributed capital	-	9,000,000	-	9,000	(9,000)	-	-
Shares issued for cash	-	285,132	-	285	170,794	-	171,079
Distributions	-	-	-	-	-	(100,400)	(100,400)
Net income	-	-	-	-	-	149,649	149,649
Balance December 31, 2015	-	9,285,132	$-	$ 9,285	$ 196,794	$ 35,927	$ 242,006

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Statements of Changes in Cash Flows

Years Ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 149,649	$ (13,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,962	5,750
Inventory valuation allowance	6,100	-
Changes in operating assets and liabilities:
(Increase) in inventory, net	(2,854)	(13,546)
(Increase) in prepaid expenses and other assets	-	(2,200)
Increase in accounts payable and accrued expenses	99	5,649
Increase in income taxes payable	63,837	-

Net cash provided by (used in) operating activities	225,793	(17,669)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, equipment and vehicle	-	(19,500)

Net cash used in investing activities	-	(19,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	171,079	-
Shareholder (repayments) advances	(5,810)	5,810
Payments on capital lease obligation	(2,203)	-
Contributed capital	15,000	55,000
Return of capital contributed	(15,000)	(20,000)
Distributions	(100,400)	-

Net cash provided by financing activities	62,666	40,810

Net increase in cash	288,459	3,641

CASH, beginning of year	3,641	-

CASH, end of year	$ 292,100	$ 3,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$724	$-
Non-Cash Financing Activities:
Issuance of common stock for previously contributed capital	$ 9,000	$-
Vehicle acquired via capital lease	$ 22,730	$-

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Notes to Financial Statements

(1) NATURE OF OPERATIONS

HD View 360, Inc., (“the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC").

                 b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

c) Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

                d) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2015 or 2014.

The 9,000,000 founders shares were not physically issued until September 1, 2015, however for purposes of the net income (loss) per share calculation they were deemed issued on January 1, 2014.

HD VIEW 360, INC.

Notes to Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

e) Income Taxes

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of December 31, 2015, the tax years 2015 and 2014 for the Company remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

f) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2015 or 2014.

g) Financial Instruments and Fair Value Measurements

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 “Fair Value Measurement” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HD VIEW 360, INC.

Notes to Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

h) Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

i) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

j) Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements.

k) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable, and collectability is reasonably assured. Product revenues are recognized when shipped to the customer. Revenues for installation services are recognized upon customer acceptance of completion of installation.

l) Shipping and Handling Costs

The Company generally does not charge its customers separately for shipping and handling. Shipping and handling costs are included in general and administrative expenses in the accompanying statement of operations.

m) Inventories

Inventories are valued using the weighted average method. Cost is determined by the first-in, first-out method. Management establishes a valuation reserve for slow-moving items.

HD VIEW 360, INC.

Notes to Financial Statements

(3) STOCKHOLDERS’ EQUITY

At December 31, 2015 and 2014, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,285,132 and 0 issued and outstanding, respectively. At December 31, 2015 and 2014, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

During 2014, two individuals collectively contributed $55,000 towards the future issuance of shares.

 In April 2014, $20,000 was returned to one of the individuals, which reduced the total capital contribution to $35,000.

In April 2015, $15,000 was returned to the same individual, which was funded via a contribution to capital by a new investor.

On August 26, 2015, the Company filed an amendment to its Articles of Incorporation increasing its authorized capital to one hundred million (100,000,000) shares with ninety million (90,000,000) shares designated as common stock, $0.001 par value and ten million (10,000,000) shares designated as preferred stock, $0.001 par value.

In September 2015, the Company issued 7,200,000 shares of common stock to the founder/CEO for his $20,000 capital contributed in 2014, and 1,800,000 shares of common stock to the new investor for his $15,000 capital contributed in April 2015.

In November and December 2015, the Company issued 285,132 shares of common stock in exchange for $171,079 in cash.

(4) INCOME TAXES

 The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The components of income tax provision (benefit) related to continuing operations are as follows at December 31, 2015:

	2015	2014
Current provision	$69,207	-
Deferred provision	$(5,370)	-
Total provision for income taxes	$63,837	-

HD VIEW 360, INC.

Notes to Financial Statements

The Company's effective income tax expense (benefit) differs from the statutory federal income tax rate of 35% as follows at December 31, 2015 as follows:

	2015		2014
Tax (benefit) provision on net income before income taxes	$ 67,904	33.97%	$ (9,636)	-72.33%
Effect of state taxes (net of federal effects)	$ 6,491	3.25%	$ (922)	-6.92%
Decrease in valuation allowance	$ (10,558)	-5.28%	$ 10,558	79.25%
Net tax provision	$ 63,837	31.94%	-	0.00%

The effective tax rate for 2014 is skewed by the excess tax depreciation over book depreciation.

The Company records a valuation allowance to reduce deferred tax assets it, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $10,558 in 2014, which was released in 2015.

In accordance with the provisions of ASC 740: Income Taxes, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2015 and 2014, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(5) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. The new lease requires a monthly base rent payment of $2,310. Rent expense of $31,110 and $30,687 was incurred during 2015 and 2014, respectively.

b) Vehicle Lease

The Company leases a certain vehicle under an agreement which is accounted for on the balance sheet as a capital lease and expires in May 2021. The lease calls for monthly payments of $366, commencing July 2015.

Future minimum lease payments under the capital lease agreement are as follows:

For the Year Ending December 31,
2016	$ 4,026
2017	$ 4,392
2018	$ 4,392
2019	$ 4,392
2020	$ 4,392
Thereafter	$ 1,827

Total minimum lease payments	$ 23,421
Less: amount representing interest	$ 2,894
Present value of net minimum lease payments	$ 20,527

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

HD VIEW 360, INC.

Notes to Financial Statements

(6) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at December 31, 2015 and  2014.

b) Purchases and Payables

During the year ended December 31, 2015, the Company had Inventory purchases from three (3) vendors, which comprised approximately 42.83%, 18.57% and 18.55% of the total such purchases. During the year ended December 31, 2014, the Company had Inventory purchases from two (2) vendors, which comprised approximately 34% of total such purchases. The Company had no outstanding accounts payable to these vendors at December 31, 2015 and 2014.

(7) SUBSEQUENT EVENTS

In January 2016 the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.

In February 2016 the Company’s Registration Statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer (who also is our chief financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company and will continue to address deficiencies as resources permit.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company’s internal control over financial reporting:

Control Environment

•

Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2015. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

•

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2015 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

•

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee.

Control Activities

•

Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have all the required infrastructure for meeting the demands of being a U.S. publically reporting company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

Information and Communication

Monitoring

•

Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a timely basis. Management intends to continue focusing its remediation efforts in the near term on providing best practices training to our audit committee. In addition, we will endeavor to design revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and additional review and monitoring procedures. We plan to periodically assess the need for additional accounting resources as business develops and resources permit. Management also is committed to taking further action by implementing enhancements or improvements as resources permit.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name

Age

Position

Dennis Mancino

43

President, Chief Executive Officer and Director

Dennis Mancino, President, Chief Executive Officer and Director

Dennis Mancino, has served as our President, Chief Executive Officer & Director since January 1, 2014. From November 1, 2005 until December 10, 2013, Mr. Mancino was the Chief Executive Officer of TJM Investments.

Mr. Mancino received a degree in Business Administration in June of 1991 and graduated from Kingsboro Community College located in Brooklyn, New York.

As our director, Mr. Mancino provides his experience overseeing and managing our day to day operations.

Family Relationships

There are no family relationships among our directors and executive officers and shareholders.

Legal Proceedings

In July of 1999, Dennis Mancino, our President, Chief Executive Officer and Director was convicted by the United States District Court of the Eastern District of New York of conspiracy to distribute marijuana (98-CR-582(S-2)- 11). No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten (10) years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time,

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated,

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity,

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

•

Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

 Code of Business Conduct and Ethics

We do not have any standing audit, nominating, and compensation committees of the Board of Directors, or committees performing similar functions.  We do not currently have a Code of Ethics applicable to our principal executive, financial, or accounting officer.  All Board actions have been taken by Written Action rather than formal meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the officer and directors for services rendered in all capacities for the years ending December 31, 2014 and December 31, 2015. No other officers and directors were compensated during the years ended December 31, 2014 and 2015.

Names and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualifies Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis Mancino, President, Chief Executive Officer and Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	$121,340(1) 0	$121,340(1) 0

(1) During the year ended December 31, 2015, we paid $121,340 to Dennis Mancino, directly or to Empire Limited Partner, an entity controlled by Dennis Mancino, our President, Chief Executive Officer and Director, for commissions on sales.

Outstanding Equity Awards At Fiscal Year-End December 31, 2014 and December 31, 2015

Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis Mancino President, Chief Executive Officer and Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Our Board of Directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the board of directors from time to time. The board will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

At no time during the last fiscal year with respect to any person listed in the table above was there:

•

any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•

any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•

any option or equity grant;

•

any non-equity incentive plan award made to a named executive officer;

•

any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•

any payment for any item to be included under the heading “All Other Compensation” in the Summary Compensation Table.

Employment Agreements with Management

On December 28, 2015, we entered into an agreement with Dennis Mancino, our President, Chief Executive Officer and Director to provide services to us. The agreement has a term of two (2) years and requires us to pay $7,000 per month to Mr. Mancino for his services as our President, Chief Executive Officer and Director.

Our Board of Directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the Board of Directors from time to time. The Board of Directors will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2015.

Director Compensation

Our directors do not receive any other compensation for serving on the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

Our directors are not reimbursed for expenses incurred by them in connection with attending board meetings and they do not receive any other compensation for serving on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2015 for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of the date of this report.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 333 NE 24th Street, Suite 100B, Miami, Florida 33137.

Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percentage Held(1)

Common Stock
Dennis Mancino, President, Chief Executive Officer and Director	7,200,000	Direct	77%
Total Officers & Directors (1 Person)	7,200,000	Direct	77%
Other 5% Holders
Miklos Gulyas	1,800,000	Direct	18.21%

(1) Based on 9,332,631 shares of common stock issued and outstanding as of the date of this Form 10-K. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 1, 2015, we issued 7,200,000 common shares to Dennis Mancino, our President, Chief Executive Officer and Director.

On December 28, 2015, we entered into an agreement with Dennis Mancino to provide services to us. The agreement has a term of two (2) years and requires us to pay $7,000 per month to Mr. Mancino for his services as our President, Chief Executive Officer and Director.

 During the year ended December 31, 2015, we paid $121,340 to Dennis Mancino, directly or to Empire Limited Partner, an entity controlled by Dennis Mancino, our President, Chief Executive Officer and Director, for commissions on sales.

On July 1, 2015, Dennis Mancino provided advances in the amount of $8,485. Throughout the year in 2014, Dennis provided advances to us in the aggregate amount of $41,310. We repaid $33,000 and $2,500 on February 24, 2014, and September 20, 2014, respectively.

During 2014, Dennis Mancino contributed $20,000 to our operations.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

•

Any of our directors or officers;

•

Any proposed nominee for election as our director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than ten percent (10%) of the voting rights attached to our shares; or

•

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Daszkal Bolton LLP as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Daszkal Bolton LLP for the years ended December 31, 2015 and 2014 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$15,000	$15,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$15,000	$15,000

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – no fees of this sort were billed by Daszkal Bolton LLP our principal accountant during 2015 and 2014.

(3)

Tax fees – no fees of this sort were billed by Daszkal Bolton LLP our principal accountant during 2015 and 2014.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Board of Directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

 1. Financial Statements – See Index to Financial Statements which appears on page F-1 hereof. The financial statements listed in the accompanying Index to the Financial Statements are filed herewith in response to this Item.

 2. The Financial Statement Schedules. All schedules are omitted because they are no applicable or because the required information is contained in the financial statements or notes included in this report.

 3. Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	2/9/16	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.3
3.4	By Laws	S-1	2/9/16	3.4
10.2	Employment Agreement Dennis Mancino	S-1	2/9/16	10.2
10.3	Lease Agreement	S-1	2/9/16	10.3
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HD VIEW 360 INC

Date: April 12, 2016	By:	/s/ Dennis Mancino
Dennis Mancino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2016	By:	/s/ Dennis Mancino
Dennis Mancino Chief Executive Officer

Date: April 12, 2016	By:	/s/ Dennis Mancino
Dennis Mancino Chief Financial Officer