Form 10-Q
period 2016-03-31
HD View 360 Inc.
filed 2016-05-23
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

Commission File Number: 000-55595

HD View 360 Inc.

(Exact name of registrant as specified in its charter)

Florida	46-4264584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 NE 24th St. Ste. 100B

MIAMI FL 33137

                                        (Address of principal executive offices)    (Zip Code)

786-394-0559

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2016, and March 31, 2016 we had 9,332,631 and 9,332,631 shares of common stock outstanding, respectively.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets

F-2

Condensed Statements of Income

F-3

Condensed Statements of Changes in Stockholders’ Equity

F-4

Condensed Statements of Cash Flows

F-5

Notes to Condensed Financial Statements

F-6

HD VIEW 360, INC.

 Condensed Balance Sheets

ASSETS	March 31, 2016	December 31, 2015
CURRENT ASSETS	(Unaudited)
Cash	$ 259,648	$ 292,010
Inventory, net of reserve of $6,010 as of March 31, 2016 and December 31, 2015, respectively	10,390	10,390
Prepaid expenses and other current assets	2,171	2,200
Total current assets	272,209	304,600

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	15,000	15,000
Leasehold improvements	4,500	4,500
Vehicles	22,730	22,730
Total Property and Equipment	42,230	42,230
Less accumulated depreciation	(17,474)	(14,712)

Property and equipment, net	24,756	27,518

Total Assets	$ 296,965	$ 332,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,315	$5,748
Income taxes payable	13,837	63,837
Capital lease obligations-current portion	3,191	3,152

Total current liabilities	20,343	72,737

LONG-TERM LIABILITIES
Capital lease obligations-non current portion	16,490	17,375

Total long-term debt	16,490	17,375
Total Liabilities	36,833	90,112

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,332,631 and 9,285,132 issued and outstanding shares at March 31, 2016 and December 31, 2015, respectively	9,333	9,285
Additional paid-in capital	225,246	196,794
Retained earnings	25,553	35,927

Total stockholders’ equity	260,132	242,006
Total Liabilities and Stockholders’ Equity	$ 296,965	$ 332,118

The accompanying notes are an integral part of the condensed financial statements

HD VIEW 360, INC.

Condensed Statements of Income

Three Months Ended March 31,

(Unaudited)

	2016	2015
SALES:
Product sales	$ 104,857	$ 54,179
Installation sales	142,575	19,720
Total sales	247,432	73,899

COST OF SALES:
Cost of product	89,123	37,330
Cost of installation	97,294	11,231
Total cost of sales	186,417	48,561
Gross Profit	61,015	25,338
OPERATING EXPENSES:
General and administrative expenses	49,959	15,222
Depreciation expense	2,761	1,625
Professional fees	19,400	325
Total operating expenses	72,120	17,172
(LOSS) INCOME FROM OPERATIONS	(11,105)	8,166

OTHER INCOME AND (EXPENSE)
Interest expense	(253)	-
Interest income	61	-
Other income	923	-
Total other income (expense)	731	-
Net (loss) income before income taxes	(10,374)	8,166
Income taxes	-	-
Net (loss) income	$ (10,374)	$ 8,166

(Loss) Income per weighted average common share - basic and diluted	$ 0.00	$ 0.00

Number of weighted average common shares outstanding-basic and diluted	9,324,820	9,000,000

The accompanying notes are an integral part of the condensed financial statements

HD VIEW 360, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Total Stockholders’ Equity

BALANCE, January 1, 2014	-	-	$ -	$ -	$ -	$ -	$ -

Contributions to capital	-	-	-	-	55,000	-	55,000
Return of contributed capital	-	-	-	-	(20,000)	-	(20,000)
Net loss	-	-	-	-	-	(13,322)	(13,322)

BALANCE, December 31, 2014	-	-	-	-	35,000	(13,322)	21,678
Contributions to capital	-	-	-	-	15,000	-	15,000
Return of contributed capital	-	-	-	-	(15,000)	-	(15,000)
Shares issued for contributed capital	-	9,000,000	-	9,000	(9,000)	-	-
Shares issued for cash	-	285,132	-	285	170,794	-	171,079
Distributions	-	-	-	-	-	(100,400)	(100,400)
Net income	-	-	-	-	-	149,649	149,649
Balance December 31, 2015	-	9,285,132	-	9,285	196,794	35,927	242,006

Shares issued for cash	-	47,499	-	48	28,452	-	28,500
Net loss	-	-	-	-	-	(10,374)	(10,374)
Balance March 31, 2016	-	9,332,631	-	$ 9,333	$ 225,246	$ 25,553	$ 260,132

The accompanying notes are an integral part of the condensed financial statements

HD VIEW 360, INC.

Condensed Statements of Cash Flows

Three Months Ended March 31,

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (10,374)	$ 8,166
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,761	1,625
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(2,403)	(5,448)
Decrease in income taxes payable	(50,000)	-

Net cash (used in) provided by operating activities	(60,016)	4,343

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	28,500	-
Shareholder repayments	-	(3,750)
Payments on capital lease obligation	(846)	-
Distributions	-	(1,250)

Net cash provided by financing activities	27,654	(5,000)

Net decrease in cash	(32,362)	(657)

CASH, beginning of year	292,010	3,641

CASH, end of period	$ 259,648	$ 2,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 253	$ -
Income taxes paid in cash	$ 50,000	$ -

The accompanying notes are an integral part of the condensed financial statements

HD VIEW 360, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC").

The accompanying condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the December 31, 2015 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on March 30, 2016 with the U.S. Securities and Exchange Commission.

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

HD VIEW 360, INC.

Notes to Condensed Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

d) Net Income (Loss) Per Share, continued

Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the three months ended March 31, 2016, and 2015.

The 9,000,000 founder’s shares were not physically issued until September 1, 2015, however for purposes of the net (loss) income per share calculation they were deemed issued on January 1, 2014.

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

As of March 31, 2016, the tax years 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

f) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at March 31, 2016, or December 31, 2015.

g) Financial Instruments and Fair Value Measurements

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

HD VIEW 360, INC.

Notes to Condensed Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

g) Financial Instruments and Fair Value Measurements, continued

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

j) Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective issued by the FASB, including the Emerging Issues Task Force, the American Institute of Certified Public Accountants and the U.S. Securities and Exchange Commission are not believed by management to have a significant impact on the Company’s future financial statements.

k) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable, and collectability is reasonably assured. Product revenues are recognized when shipped to the customer. Revenues for installation services are recognized upon customer acceptance at completion of installation.

l) Shipping and Handling Costs

The Company generally does not charge its customers separately for shipping and handling. Shipping and handling costs are included in cost of product in the accompanying statements of income.

m) Inventories

Inventories are valued using the weighted average method. Cost is determined by the first-in, first-out method.   Management establishes a valuation reserve for slow-moving items.

HD VIEW 360, INC.

Notes to Condensed Financial Statements

(Unaudited)

(3) STOCKHOLDERS’ EQUITY

At March 31, 2016 and December 31, 2015, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,332,631 and 9,285,132 issued and outstanding, respectively. At March 31, 2016 and December 31, 2015, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.

(4) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. The new lease requires a monthly base rent payment of $2,310. Rent expense of $7,911 and $7,611 was incurred during the three months ended March 31, 2016 and 2015, respectively.

b) Vehicle Lease

The Company leases a certain vehicle under an agreement which is accounted for on the balance sheet as a capital lease and expires in May 2021. The lease calls for monthly payments of $366, commencing July 2015.

Future minimum lease payments under the capital lease agreement are as follows:

For the Years Ending December 31,
2016	$ 2,928
2017	$ 4,392
2018	$ 4,392
2019	$ 4,392
2020	$ 4,392
Thereafter	$ 1,827

Total minimum lease payments	$ 22,323
Less: amount representing interest	$ 2,642
Present value of net minimum lease payments	$ 19,681

HD VIEW 360, INC.

Notes to Condensed Financial Statements

(Unaudited)

(4) COMMITMENTS AND CONTINGENCIES, continued

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(5) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits at March 31, 2016, and December 31, 2015.

b) Purchases and Payables

During the three months ended March 31, 2016, the Company had Inventory purchases from four (4) vendors, which comprised approximately 27.3%, 23.7%, 20.2% and 18.1% of the total such purchases. During the three months ended March 31, 2015, the Company had Inventory purchases from two (2) vendors, which comprised approximately 41.9% and 36.8%of total such purchases. The Company had no outstanding accounts payable to these vendors at March 31, 2016, and December 31, 2015.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Financial Statements and related notes included in Item 1. Interim Financial Statements of this report on Form 10-Q and in Item 8. Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A. of our most recent Annual Report on Form 10-K and Part II, Item 1A. of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have had increasing revenues, and have retained earnings of approximately $26,000 at March 31, 2016.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

Liquidity and Capital Resources

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the three months ended March 31, 2016 and 2015, our net sales were $247,432 and $73,899, respectively.

We have experienced and expect an increasing trend in sales due to our ability to fulfill more orders that will come from greater brand acceptance due to previous and continuing expenditures in marketing and sales. Most of our revenues derive from the sale and installation of security and surveillance systems which are generally non-recurring. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we have generated the majority of revenues from that particular client location. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future. To address this issue, we plan to target businesses with multiple locations including franchises.

We do not anticipate any increase in the base cost of our products, but do expect increased labor cost in proportion to an increase in installation revenues. Increased sales in 2016 are attributable to a strategic shift in our business model, where in 2015 we transitioned into providing installation services, which is a higher margin line of revenues. We began the transition to installation early in 2015.

Costs and Expenses

For the three months ended March 31, 2016 and 2015, our costs of sales was $186,417 and $48,561, respectively. Our cost of sales, as a percentage of sales, was 75% for the three months ended March 31, 2016 and 66% for the three months ended March 31, 2015. This percentage increase directly resulted from the change of our business model to incorporate the sale of installation services, which has a higher profit margin. However, during the first quarter of 2016 costs were actually higher due to lengthy out-of-town stays for our installation personnel. Installation, (and charging for installation service), also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our gross profit was $61,015 and $25,338 for the three months ended March 31, 2016 and 2015, respectively. Our gross profit as a percentage of Net Sales was 25% and 34% for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, we spent $72,120 and $17,172 on operating expenses. Our operating expenses increased by $54,948, or 320%, for the three months ended March 31, 2016 over the three months ended March 31, 2015. This increase was mainly attributable to a $19,075 increase in professional fees and a $34,737 increase in our general and administrative expenses, both of which were related to our becoming a public company.

We had net loss of ($10,374) for the three months ended March 31, 2016 compared to net income of $8,166 for three months ended March 31, 2015.

If we continue to generate revenues consistent with the three month period ended March 31, 2016, we will have sufficient liquidity and capital resources to meet our operating costs of approximately $25,000 per month. As of March 31, 2016, we had cash on hand of $260,000, which we believe is sufficient to meet our operating expenses for approximately ten (10) months.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Statements of Operations
Net Sales	$ 247,432	$ 73,899
Cost of Sales	$ 186,417	$ 48,561
Gross Profit	$ 61,015	$ 25,338
Operating Expenses	$ 72,120	$ 17,172
Net (Loss) Income	$ (10,374)	$ 8,166

Cash Flow Activities

Cash decreased $32,362 at March 31, 2016, from $292,010 at December 31, 2015. This decrease was principally a result of a net loss of $10,374 for the three months ended March 31, 2016; payment of accrued income taxes of $50,000 and the sale of common stock in exchange for $28,500 in cash. Acquisition of fixed assets fell to zero because the Company has no need to acquire additional fixed assets at this time.

Inventory remained the same at March 31, 2016 as compared with December 31, 2015. In early 2015 the Company revised its business model to purchase product only when a customer order had been placed and paid for. The inventory balance is composed of older product which is generally a generation behind current easily salable product.

Financing Activities

During the three months ended March 31, 2016 compared to three months ended March 31, 2015, the Company became less dependent on loans/capital contributions from its shareholder as it was generating sufficient operating cash flows from operations. During the three month period ended March 31, 2016, the Company sold 47,499 shares of its common stock in exchange for $28,500 in cash.

Property and Equipment

We occupy approximately 850 square feet of space at 333 NE 24th St. Suite 100B Miami, FL 33137. This location consists of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupy this location pursuant to a lease agreement that requires us to pay $2,471 monthly. The lease expires on June 1, 2016. We believe this location is suitable for our current needs and currently expect to renew the lease when it expires on June 1, 2016.

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

In 2015, we added a cargo van to allow for the delivery of product packages to the shipping carrier as well as for around town supplies collection. This vehicle was financed through a capital lease.

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

Stock Option Grants

We have not granted any stock options to our officers and directors since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry practice.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the financial statements to approximate fair value, due to their short-term nature.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2016, we sold 8,333 shares of common stock to Josh Mattey at the price of $.60 per share or an aggregate price of $5,000. Josh Mattey confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On January 14, 2016, we sold 16,666 shares of common stock to James T. Park at the price of $.60 per share or an aggregate price of $9,999.60. James T. Park confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On January 18, 2016, we sold 16,667 shares of common stock to Safe Harbor Equity 10 LLC, at the price of $.60 per share or an aggregate price of $10,000. Safe Harbor Equity 10 LLC confirmed in writing that it had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On January 19, 2016, we sold 1,666 shares of common stock to Lee Jason Steinberg at the price of $.60 per share or an aggregate price of $1,000. Lee Jason Steinberg confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On January 26, 2016, we sold 4,167 shares of common stock to Graciela Zanotti at the price of $.60 per share or an aggregate price of $2,500. Graciela Zanotti confirmed in writing that she had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Item 6.    Exhibits

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

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HD View 360 Inc.

/s/ Dennis Mancino

Name: Dennis Mancino
Position: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Dated: May 20, 2016