Form 10-Q/A
period 2016-03-31
HD View 360 Inc.
filed 2016-05-24
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 23, 2016.

PART II:  OTHER INFORMATION

Item 6. Exhibits

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: May 24, 2016