Form 10-Q
period 2016-06-30
HD View 360 Inc.
filed 2016-08-22
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2016

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

 Commission file number: 000-55595

     HD VIEW 360, INC.

(Exact name of registrant as specified in its charter)

                           Florida

                    46-4264584

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

150 S.E. 2nd Ave. Suite 404

                     Miami, Florida 33131

(Address of principal executive offices, including Zip Code)

                (786) 294-0559

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                             Yes [  ]      No   [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,332,631 shares of common stock as of August 15, 2016.

PART I

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Income

F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity

F-4

Condensed Consolidated Statements of Changes in Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

HD VIEW 360 INC.

 Condensed Consolidated Balance Sheets

ASSETS	June 30, 2016 (Unaudited)	December 31, 2015
CURRENT ASSETS
Cash	$ 271,438	$ 292,010
Inventory, net of reserve of $6,010 as of June 30, 2016 and December 31, 2015, respectively	10,390	10,390
Prepaid expenses and other current assets	12,222	2,200
Total current assets	294,050	304,600

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	15,000	15,000
Leasehold improvements	4,500	4,500
Vehicles	22,730	22,730
Total Property and Equipment	42,230	42,230
Less accumulated depreciation	(21,267)	(14,712)

Property and equipment, net	20,963	27,518

Total Assets	$ 315,013	$ 332,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,029	$ 5,748
Income taxes payable	13,837	63,837
Capital lease obligations-current portion	2,462	3,152

Total current liabilities	22,328	72,737

LONG-TERM LIABILITIES
Capital lease obligations – non-current portion	15,594	17,375

Total long-term debt	15,594	17,375
Total Liabilities	37,922	90,112

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,332,631 and 9,285,132 issued and outstanding shares at June 30, 2016 and December 31, 2015, respectively	9,333	9,285
Additional paid-in capital	225,246	196,794
Retained earnings	42,512	35,927

Total stockholders’ equity	277,091	242,006
Total Liabilities and Stockholders’ Equity	$ 315,013	$ 332,118

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SALES:
Product sales	$ 149,373	$ 120,489	$ 254,230	$ 174,667
Installation sales	148,675	98,309	291,250	118,030
Total sales	298,048	218,798	545,480	292,697

COST OF SALES:
Cost of product	88,917	71,611	178,040	109,528
Cost of installation	76,676	44,436	173,970	56,653
Total cost of sales	165,593	116,047	352,010	166,181
Gross Profit	132,455	102,751	193,470	126,516
OPERATING EXPENSES:
General and administrative expenses	75,943	22,042	126,155	35,691
Depreciation expense	3,793	1,625	6,554	3,250
Professional fees	36,598	1,252	55,998	1,577
Total operating expenses	116,334	24,919	188,707	40,518
INCOME FROM OPERATIONS	16,121	77,832	4,763	85,998

OTHER INCOME AND (EXPENSE)
Interest expense	(397)	-	(397)	-
Interest income	61	-	122	-
Other income	1,175	381	2,097	381
Total other income	839	381	1,822	381
Net income before income taxes	16,960	78,213	6,585	86,379
Income taxes	-	-	-	-
Net income	$ 16,960	$ 78,213	$ 6,585	$ 86,379

Income per weighted average common share - basic and diluted	$ 0.00	$ 0.01	$ 0.00	$ 0.01

Number of weighted average common shares outstanding-basic and diluted	9,332,631	9,000,000	9,328,704	9,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Total Stockholders’ Equity

BALANCE, January 1, 2014	-	-	$ -	$ -	$ -	$ -	$ -

Contributions to capital	-	-	-	-	55,000	-	55,000
Return of contributed capital	-	-	-	-	(20,000)	-	(20,000)
Net loss	-	-	-	-	-	(13,322)	(13,322)

BALANCE, December 31, 2014	-	-	-	-	35,000	(13,322)	21,678
Contributions to capital	-	-	-	-	15,000	-	15,000
Return of contributed capital	-	-	-	-	(15,000)	-	(15,000)
Shares issued for contributed capital	-	9,000,000	-	9,000	(9,000)	-	-
Shares issued for cash	-	285,132	-	285	170,794	-	171,079
Distributions to stockholders	-	-	-	-	-	(100,400)	(100,400)
Net income	-	-	-	-	-	149,649	149,649
Balance December 31, 2015	-	9,285,132	-	9,285	196,794	35,927	242,006

Shares issued for cash	-	47,499	-	48	28,452	-	28,500
Net income	-	-	-	-	-	6,585	6,585
Balance June 30, 2016	-	9,332,631	$ -	$ 9,333	$ 225,246	$ 42,512	$ 277,091

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Cash Flows

Six Months Ended June 30,

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,585	$ 86,379
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,554	3,250
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(10,022)	-
(Increase) in inventory	-	(6,600)
Increase (decrease) in accounts payable and accrued expenses	281	(2,455)
(Decrease) in income taxes payable	(50,000)	-

Net cash (used in) provided by operating activities	(46,602)	80,574

CASH FLOW FROM INVESTING ACTIVITIES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	28,500	-
Repayments of shareholder advances	-	(5,810)
Principal payments on capital lease obligation	(2,470)	-
Distributions to stockholders	-	(51,589)

Net cash provided by (used in) financing activities	26,030	(57,399)

Net (decrease) increase in cash	(20,572)	23,175

CASH, beginning of period	292,010	3,641

CASH, end of period	$ 271,438	$ 26,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 397	$ -
Income taxes paid in cash	$ 50,000	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS

HD View 360 Inc., (“the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

HD View Quick Fix Inc., (“HDQF”), was incorporated on May 18, 2016, under the laws of the State of Florida. It will be a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs.

HD View Technologies Inc., (“HDVT”), was incorporated on May 26, 2016, under the laws of the State of Florida. It  will be a credit card/debit card merchant processor.

Simplefone Inc., (“SFI”), was incorporated on June 17, 2016, under the laws of the State of Florida. It will lease a telephone switch and sell/lease telephone equipment and telephone service.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying condensed consolidated financial statements comprise the Company and its newly formed wholly owned subsidiaries, HDQF, HDVT and SFI. All intercompany activity is eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the December 31, 2015 and June 30, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes in the Form 10-K filed on April 12, 2016 with the U.S. Securities and Exchange Commission.

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

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

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

d) Net Income Per Share

Basic income per share excludes dilution and is computed by dividing the income attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.

There were no common stock equivalents for the six months ended June 30, 2016, and 2015.

The 9,000,000 founder’s shares were not physically issued until September 1, 2015, however for purposes of the net income per share calculation they were deemed issued on January 1, 2014.

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

As of June 30, 2016, the tax years 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

f) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at June 30, 2016 or December 31, 2015.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

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

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

k) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable, and collectability is reasonably assured. Product revenues are recognized when shipped to the customer. Revenues for installation services are recognized upon customer acceptance at completion of installation.

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

(3) STOCKHOLDERS’ EQUITY

At June 30, 2016 and December 31, 2015, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,332,631 and 9,285,132 issued and outstanding, respectively. At June 30, 2016 and December 31, 2015, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.

(4) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space from unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. The new lease requires a monthly base rent payment of $2,310. Rent expense of $15,657 and $15,228 was incurred during the six months ended June 30, 2016 and 2015, respectively. Rent expense of $7,746 and $7,617 was incurred during the three months ended June 30, 2016 and 2015, respectively. (See Subsequent Event Note (6)

b) Vehicle Lease

The Company leases a vehicle under an agreement which is accounted for on the balance sheet as a capital lease and expires in May 2021. The lease calls for monthly payments of $366, commencing July 2015.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4) COMMITMENTS AND CONTINGENCIES, continued

b) Vehicle Lease, continued

Future minimum lease payments under the capital lease agreement are as follows:

For the Years Ending December 31,
2016 (6 months remaining)	$ 2,196
2017	$ 4,392
2018	$ 4,392
2019	$ 4,392
2020	$ 4,392
Thereafter	$ 934

Total minimum lease payments	$ 20,698
Less: amount representing interest	$ 2,642
Present value of net minimum lease payments	$ 18,056

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(5) CONCENTRATIONS OF RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $21,438 and $42,010 at June 30, 2016, and December 31, 2015, respectively.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) CONCENTRATIONS OF RISK, continued

b) Purchases and Payables

During the six months ended June 30, 2016, the Company had inventory purchases from five (5) vendors, which comprised approximately 30.8%; 17.2%; 13.9%; 12.4% and 11.6% of the total purchases. During the six months ended June 30, 2015, the Company had inventory purchases from two (2) vendors, which comprised approximately 43.9% and 36.8% of the total purchases. The Company had no outstanding accounts payable to these vendors at June 30, 2016, and December 31, 2015.

During the three months ended June 30, 2016, the Company had inventory purchases from three (3) vendors, which comprised approximately 32.9%; 26.2% and 13.9% of the total purchases. During the three months ended June 30, 2015, the Company had inventory purchases from two (2) vendors, which comprised approximately 45.1% and 36.8% of the total purchases.

(6) SUBSEQUENT EVENT

a) Real Property Lease

On July 1, 2016, the Company entered into a new 27 month office and warehouse space lease. This new space is approximately 1600 square feet. The Company took possession of this space on July 1, 2016. The Company completed the necessary leasehold improvements during July and relocated during the first week of August 2016. The new lease requires a monthly base rent payment of $3,063.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Financial Statements and related notes included in Item 1. Interim Financial Statements of this report and in Item 8. Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A. of our most recent Annual Report on Form 10-K and Part II, Item 1A. of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have had increasing revenues, and have retained earnings of approximately $42,500 at June 30, 2016.

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc. and Simplefone Inc.

HD View Technologies Inc. will be a credit card/debit card merchant processor. HD View Quick Fix Inc. will be a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. Simplefone Inc. will lease a telephone switch and sell/lease telephone equipment and telephone service.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

Results of Operations

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the six months ended June 30, 2016 and 2015, our sales were $545,480 and $292,697, respectively.

We have experienced and expect an increasing trend in sales due to our ability to fulfill more orders that will come from greater brand acceptance due to previous and continuing expenditures in marketing and sales. Most of our revenue is derived from the sale and installation of security and surveillance systems which are generally non-recurring. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers  and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we do not expect to generate significant additional revenues from that site in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future. To address this issue, we plan to target businesses which are franchisees with multiple locations.

We do not anticipate any increase in the base cost of our products, but do expect increased labor cost in proportion to an increase in installation revenues. Increased sales in 2016 are attributable to a strategic shift in our business model, since, in 2015, we transitioned into providing installation services, which have a higher profit margin line than the sale of equipment.

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues

Our revenues for the three months ended June 30, 2016 and 2015 were $298,048 and $218,798, respectively. Our installation revenues were 49.9% of total revenues in 2016 and 44.9% in 2015. Overall our net revenues grew 36.2% in 2016 over 2015, with the majority of this growth occurring in installation revenues.

Costs and Expenses

For the three months ended June 30, 2016 and 2015, our cost of sales was $165,593 and $116,047, respectively. Our cost of sales, as a percentage of sales, was 56% for the three months ended June 30, 2016 and 53% for the three months ended June 30, 2015. This percentage increase directly resulted from lengthy out-of-town stays for our installation personnel . However, installation, (and charging for installation service), aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our cost of sales of product remained stable at 59% for both periods.  Cost of sales of installation increased to 52% for the three months ended June 30, 2016 from 45% for the three months ended June 30, 2015 due to lengthy out-of-town stays for our installation personnel.

Our gross profit was $132,455 and $102,751 for the three months ended June 30, 2016 and 2015, respectively. Our gross profit as a percentage of sales was 44% and 47% for the three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016 and 2015, we spent $112,541 and $23,294, respectively, on general and administrative expenses inclusive of professional fees. This increase was mainly attributable to a $35,346 increase in professional fees and a $53,901 increase in  general and administrative expenses, both of which were related to our becoming a public company.

 SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues

Our revenues for the six months ended June 30, 2016 and 2015 were $545,480 and $292,697, respectively. Our installation revenues were 53.4% of total revenues in 2016 and 40.3% in 2015. Overall our revenues grew 86.4% in 2016 over 2015, with the majority of this growth occurring in installation revenues.

Costs and Expenses

For the six months ended June 30, 2016 and 2015, our cost of sales was $352,010 and $166,181, respectively. Our cost of sales, as a percentage of sales, was 65% for the six months ended June 30, 2016 and 57% for the six months ended June 30, 2015. This percentage increase directly resulted from lengthy out-of-town stays for our installation personnel.  Installation, (and charging for installation service), aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our cost of sales of product increased to 70% for the three months ended June 30, 2016 from 63% for the three months ended June 30, 2015, and cost of sales of installation increased to 60% for the six months ended June 30, 2016 from 48% for the six months ended June 30, 2015.  During the second quarter of 2016 costs for installations were higher due to lengthy out-of-town stays for our installation personnel.

Our gross profit was $193,470 and $126,516 for the six months ended June 30, 2016 and 2015, respectively. Our gross profit as a percentage of sales was 35% and 43% for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 and 2015, we spent $182,153 and $37,268, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $144,885, or 389%, for the six months ended June 30, 2016 over the six months ended June 30, 2015. This increase was mainly attributable to a $54,421 increase in professional fees and a $90,464 increase in our general and administrative expenses, both of which were related to our becoming a public company.

Liquidity and Capital Resources

If we continue to generate revenues consistent with the six (6) month period, we will have sufficient liquidity and capital resources to meet our operating costs of approximately $39,000 per month. As of June 30, 2016, we had cash on hand of approximately $271,000, which we believe is sufficient to meet our operating expenses for approximately seven (7) months.

Cash Flow Activities

Cash decreased $20,572 at June 30, 2016, from $292,010 at December 31, 2015. This decrease was principally a result of a net income of $6,585 for the six months ended June 30, 2016; payment of accrued income taxes of $50,000 and the sale of common stock in exchange for $28,500 in cash in the first quarter of 2016. Acquisition of fixed assets fell to zero because the Company has no need to acquire additional fixed assets at this time.

Inventory remained the same at June 30, 2016 as compared with December 31, 2015. In early 2015 the Company revised its business model to purchase product only when a customer order had been placed and paid for. The inventory balance is composed of older product which is generally a generation behind current easily salable product.

Investing Activities

In June 2015, we added a cargo van to allow for the delivery of product packages to the shipping carrier as well as for the collection of supplies. This vehicle was financed through a capital lease.

Financing Activities

During the six months ended June 30, 2016 compared to six months ended June 30, 2015, the Company became less dependent on loans/capital contributions from its shareholder as it was generating sufficient operating cash flows from operations. During the six months ended June 30, 2016 the Company sold 47,499 shares of common stock for $28,500 in cash.

Property and Equipment

We occupied approximately 850 square feet of space located in Miami Florida. This location consisted of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupied this location pursuant to a lease agreement that required us to pay $2,471 monthly. The lease expired on June 1, 2016. We extended our lease for this space for one additional month on a month-to-month basis.

Planned Operations

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc. and Simplefone Inc.

HD View Technologies Inc. will be a credit card/debit card merchant processor. HD View Quick Fix Inc. will be a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. Simplefone Inc. will lease a telephone switch and sell/lease telephone equipment and telephone service.

As a direct result of forming these three new corporations, we determined that we required additional office space and on August 1, 2016 entered into a lease for a replacement location, which consists of approximately 1,600 square feet. This new lease requires us to pay $3,063 per month in rent.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes to the financial statements, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Income Taxes

We account for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Per Share Information

We compute net income per share accordance with FASB ASC 205 “Earnings per Share”. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information with respect to the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using straight-line methods over the estimated useful lives of the respective assets.

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

ITEM 3.

QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None

Item 6.  Exhibits

Exhibits

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD VIEW 360, INC.

August 22, 2016

By: /s/ Dennis Mancino

Dennis Mancino, Principal Executive and Financial Officer