Form 10-Q/A
period 2016-06-30
HD View 360 Inc.
filed 2016-08-24
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Explanatory note for Amendment No. 1:

This Amendment No. 1 to our quarterly report dated June 30, 2016, only furnishes the XBRL presentation not filed with the previous 10-Q filed on August 22, 2016.  No other changes, revisions, or updates were made to the original amended filing.

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

HD VIEW 360, INC.

August 24, 2016

By: /s/ Dennis Mancino

Dennis Mancino, Principal Executive and Financial Officer