Form 10-Q
period 2016-09-30
HD View 360 Inc.
filed 2016-11-21
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,332,631 shares of common stock as of November 18, 2016.

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Income

F-3

Condensed Consolidated Statements of Changes in Cash Flows

F-4

Notes to Condensed Consolidated Financial Statements

F-5

HD VIEW 360 INC.

 Condensed Consolidated Balance Sheets

ASSETS	September 30, 2016	December 31, 2015
CURRENT ASSETS	(Unaudited)
Cash	$ 204,972	$ 292,010
Inventory, net of reserve of $13,650 as of September 30, 2016 and $6,010 December 31, 2015, respectively	2,750	10,390
Prepaid expenses and other current assets	12,040	2,200
Total current assets	219,762	304,600

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	50,743	15,000
Leasehold improvements	8,212	4,500
Vehicles	22,730	22,730
Total Property and Equipment	81,685	42,230
Less accumulated depreciation	(21,313)	(14,712)

Property and equipment, net	60,372	27,518

Total Assets	$ 280,134	$ 332,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 26,131	$ 5,748
Income taxes payable	-	63,837
Capital lease obligations-current portion	2,462	3,152

Total current liabilities	28,593	72,737

LONG-TERM LIABILITIES
Deferred rent	8,040	-
Capital lease obligations – non-current portion	15,594	17,375

Total long-term debt	23,634	17,375
Total Liabilities	52,227	90,112

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,332,631 and 9,285,132 issued and outstanding shares at September 30, 2016 and December 31, 2015, respectively	9,333	9,285
Additional paid-in capital	225,246	196,794
Non-controlling interest	12,164	-
(Accumulated deficit) retained earnings	(18,836)	35,927

Total stockholders’ equity	227,908	242,006
Total Liabilities and Stockholders’ Equity	$ 280,134	$ 332,118

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SALES:
Product sales	$ 115,961	$ 95,874	$ 370,191	$ 270,541
Installation sales	110,603	118,972	401,853	237,002
Total sales	226,564	214,846	772,044	507,543

COST OF SALES:
Cost of product	81,784	73,113	259,824	182,641
Cost of installation	121,143	65,469	295,113	122,122
Total cost of sales	202,927	138,582	554,937	304,763
Gross profit	23,637	76,264	217,107	202,780
OPERATING EXPENSES:
General and administrative expenses	79,315	16,562	205,470	52,253
Depreciation expense	4,077	2,723	10,631	5,973
Professional fees	12,304	18,500	68,302	20,077
Total operating expenses	95,696	37,785	284,403	78,303
(LOSS) INCOME FROM OPERATIONS	(72,059)	38,479	(67,296)	124,477

OTHER INCOME AND (EXPENSE)
Interest expense	-	-	(397)	-
Interest income	56	-	178	-
Loss on disposal of fixed assets	(469)	-	(469)	-
Other income	633	743	2,730	1,123
Total other (expense) income	220	743	(2,042)	1,123
Net (loss) income before income taxes	(71,839)	39,222	(65,254)	125,600

Income taxes	(10,456)	36,194	(10,456)	36,194
Net (loss) income	$ (61,383)	$ 3,028	$ (54,798)	$ 89,406
Net (loss) attributable to non-controlling interest	$ (35)	$ -	$ (35)	$ -
Net (loss) income attributable to HD View 360 Inc.	$ (61,348)	$ 3,028	$ (54,763)	$ 89,406

Income per weighted average common share - basic and diluted	$ (0.01)	$ 0.00	$ (0.01)	$ 0.01

Number of weighted average common shares outstanding-basic and diluted	9,332,631	9,000,000	9,328,704	9,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

 HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (54,763)	$ 89,406
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	10,631	5,973
Inventory valuation reserve	7,640	0
Loss on disposal of fixed assets	469
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(9,840)	-
(Increase) in inventory	-	(13,155)
Increase in accounts payable and accrued expenses	20,383	34,411
Increase in deferred rent	8,040	-
Increase in customer deposits	-	10,008
(Decrease) in income taxes payable	(63,837)	-

Net cash (used in) provided by operating activities	(81,277)	126,643

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(31,755)	-

Net cash used in investing activities	(31,755)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	28,500	-
Shareholder advances	-	2,675
Principal payments on capital lease obligation	(2,506)	(1,464)
Distributions	-	(90,190)

Net cash provided by (used in) financing activities	25,994	(88,979)

Net (decrease) increase in cash	(87,038)	37,664

CASH, beginning of period	292,010	3,641

CASH, end of period	$ 204,972	$ 41,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 397	$ -
Income taxes paid in cash	$ 50,000	$ -
Equipment acquired for non-controlling interest in subsidiary	$ 12,200	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS

HD View 360 Inc., (“we” or “the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

HD View Quick Fix Inc., (“HDQF”), was incorporated on May 18, 2016, under the laws of the State of Florida. HDQF will provide installation services and a subscription-based rapid response for computer/surveillance equipment repairs.

HD View Technologies Inc., (“HDVT”), was incorporated on May 26, 2016, under the laws of the State of Florida. HDVT will be a credit card/debit card merchant processor.

SimpleFone Inc., (“SFI”), was incorporated on June 17, 2016, under the laws of the State of Florida. SFI plans to offer lease telephone equipment and telephone services.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying condensed consolidated financial statements comprise the Company and its newly formed wholly owned subsidiaries, HDQF and HDVT, and a 60% majority owned subsidiary SFI. All intercompany activity is eliminated in consolidation.

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

c) Reclassifications

Certain reclassifications have been made to the 2015 interim financial information to conform with the current period. These reclassifications did not impact financial condition or results of operations.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

d) Property and Equipment

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

e) Net Income Per Share

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

There were no common stock equivalents for the nine months ended September 30, 2016, and  2015.

The 9,000,000 founders shares were not physically issued until September 1, 2015, however for purposes of the net income per share calculation, they were deemed issued on January 1, 2014.

f) Income Taxes

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

As of September 30, 2016, the tax years 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

g) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at September 30, 2016, or December 31, 2015.

h) Financial Instruments and Fair Value Measurements

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

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

i) Impairment of Long-Lived Assets

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

j) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

k) Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective issued by the FASB, including the Emerging Issues Task Force, the American Institute of Certified Public Accountants and the U.S. Securities and Exchange Commission are not believed by management to have a significant impact on the Company’s future financial statements.

l) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable, and collectability is reasonably assured. Product revenues are recognized when shipped to the customer. Revenues for installation services are recognized upon customer acceptance at completion of installation.

m) Shipping and Handling Costs

The Company generally does not charge its customers separately for shipping and handling. Shipping and handling costs are included in cost of product  in the accompanying statements of income.

n) Inventories

Inventories are valued using the weighted average method. Cost is determined by the first-in, first-out method. Management establishes a valuation reserve for slow-moving items.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) STOCKHOLDERS’ EQUITY

At September 30, 2016 and December 31, 2015, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,332,631 and 9,285,132 issued and outstanding, respectively. At September 30, 2016 and December 31, 2015, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.

(4) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. The new lease required a monthly base rent payment of $2,310. This lease expired July 1, 2016, and was extended for one month. The Company relocated under a new two year lease effective July 1, 2016. The Company received a three month abatement in rent payments in exchange for completing certain leasehold improvements. These improvements were completed and the Company relocated on August 1, 2016. This lease requires a base rent of $3,063 per month and increases by 4% on the anniversary.

Rent expense of $23,697 and $23,257 was incurred during the nine months ended September 30, 2016 and 2015, respectively. Rent expense of $8,040 and $8,029 was incurred during the three months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments under the office lease agreement are as follows:

For the Years Ending December 31,
2016 (3 months remaining)	$ 9,188
2017	$ 37,121
2018	$ 28,668
Total minimum lease payments	$ 74,977

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

b) Vehicle Lease

The Company leases a certain vehicle under an agreement which is accounted for on the balance sheet as a capital lease and expires in May 2021. The lease calls for monthly payments of $366, which commenced in July 2015.

Future minimum lease payments under the capital lease agreement are as follows:

For the Years Ending December 31,
2016 (3 months remaining)	$ 1,799
2017	$ 4,392
2018	$ 4,392
2019	$ 4,392
2020	$ 4,392
Thereafter	$ 934

Total minimum lease payments	$ 20,301
Less: amount representing interest	$ 2,245
Present value of net minimum lease payments	$ 18,056

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(5) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $0 and $42,010 at September 30, 2016, and December 31, 2015, respectively.

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

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have had increasing revenues, and have an accumulated deficit of approximately $18,800 at September 30, 2016.

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc. and SimpleFone Inc. During the third quarter we sold 40% of SimpleFone Inc in exchange for the telephone switch needed for SimpleFone to conduct its business.

HD View Technologies Inc. will be a credit card/debit card merchant processor. HD View Quick Fix Inc. will provide installation services and a subscription-based rapid response for computer/surveillance equipment repairs. SimpleFone Inc. will sell/lease telephone equipment and voice over internet (VOIP) telephone service.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

Liquidity and Capital Resources

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the nine months ended September 30, 2016 and 2015, our net sales were $772,044 and $507,543, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenues

Our net revenues for the three months ended September 30, 2016 and 2015 were $226,564 and $214,846, respectively. Our installation revenues were 48.8% of total revenues in 2016 and 55.4% in 2015. Overall our net revenues grew 5.5% in 2016 over 2015, with the majority of this growth occurring in product revenue.

Costs and Expenses

For the three months ended September 30, 2016 and 2015, our cost of sales was $202,927 and $138,582, respectively. Our cost of sales, as a percentage of sales, was 89.6% for the three months ended September 30, 2016 and 64.5% for the three months ended September 30, 2015. This percentage increase directly resulted from the change of our business model to incorporate the sale of installation services, which has a higher profit margin. However, during the third quarter of 2016 costs were actually higher due to lengthy out-of-town stays for our installation personnel and utilizing higher cost installation personnel for higher quality work. Installation, (and charging for installation service), also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our cost of sales of product decreased from 76.3% to 70.5%, and cost of sales of installation increased to 109.5% for the three months ended September 30, 2016 from 55.0% for the three months ended September 30, 2015.

Our gross profit was $23,637 and $76,264 for the three months ended September 30, 2016 and 2015, respectively. Our gross profit as a percentage of sales was 10.4% and 35.5% for the three months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016 and 2015, we spent $91,619 and $35,062, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $56,558, or 378.9%, for the three months ended September 30, 2016 over the three months ended September 30, 2015. This increase was mainly attributable to a $6,196 decrease in professional fees and a $62,753 increase in our general and administrative expenses, both of which were related to our becoming a public company.

We had net loss of $61,348 for the three months ended September 30, 2016 compared to net income of $3,028 for three months ended September 30, 2015.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

Statements of Operations	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Sales	$ 226,564	$ 214,846
Cost of Sales	$ 202,927	$ 138,582
Gross Profit	$ 23,637	$ 76,264
Operating Expenses	$ 95,696	$ 37,785
Net (Loss) Income Attributable to HD View 360 Inc.	$ (61,348)	$ 3,028

Financing Activities

During the three months ended September 30, 2016 compared to three months ended September 30, 2015, the Company had become independent from loans/capital contributions from its principal shareholder as it is generating sufficient cash flows from operations. During the first quarter of 2016 the Company sold 47,499 shares of common stock in exchange for $28,500 in cash.

Property and Equipment

We occupied approximately 850 square feet of space located in Miami Florida. This location consisted of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupied this location pursuant to a lease agreement that required us to pay $2,471 monthly. The lease expired on June 1, 2016, and was extended for one month.  We relocated to new space during the first week of August 2016, as described below.

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

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc., and SimpleFone Inc. During the third quarter we sold 40% of SimpleFone Inc. in exchange for the telephone switch needed for SimpleFone Inc. to conduct its business.

HD View Technologies Inc. will be a credit/debit card merchant processor. HD View Quick Fix Inc. will provide installation services and a subscription-based rapid response for computer/surveillance equipment repairs. SimpleFone Inc. will sell/lease telephone equipment and voice over internet (VOIP) telephone service.

As a direct result of founding these three new entities we determined that we required additional office space to house all four lines of business and entered into a lease for a replacement location which encompasses approximately 1,600 square feet. This new lease will require us to pay $3,063 per month in rent.

In June 2015 we added a cargo van to allow for the delivery of product packages to the shipping carrier as well as for around town supplies collection. This vehicle was financed through a capital lease.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenues

Our net revenues for the nine months ended September 30, 2016 and 2015 were $772,044 and $507,543, respectively. Our installation revenues were 52.1% of total revenues in 2016 and 46.7% in 2015. Overall our net revenues grew 52.1% in 2016 over 2015, with the majority of this growth occurring in installation revenues.

Costs and Expenses

For the nine months ended September 30, 2016 and 2015, our cost of sales was $554,937 and $304,763, respectively. Our cost of sales, as a percentage of sales, was 71.9% for the nine months ended September 30, 2016 and 60.0% for the nine months ended September 30, 2015. This percentage increase directly resulted from the change of our business model to incorporate the sale of installation services, which has a higher profit margin. However, during the third quarter of 2016 costs were actually higher due to lengthy out-of-town stays for our installation personnel and utilizing higher cost installation personnel for higher quality work. Installation, (and charging for installation service), also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our cost of sales of product increased to 70.2% for the nine months ended September 30, 2016 from 67.5% for the nine months ended September 30, 2015, and cost of sales of installation increased to 73.4% for the nine months ended September 30, 2016 from 51.5% for the nine months ended September 30, 2015.

Our gross profit was $217,107 and $202,780 for the nine months ended September 30, 2016 and 2015, respectively. Our gross profit as a percentage of sales was 28.1% and 40.0% for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016 and 2015, we spent $273,772 and $72,330, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $201,442, or 278.5%, for the nine months ended September 30, 2016 over the nine months ended September 30, 2015. This increase was mainly attributable to a $48,225 increase in professional fees and a $153,217 increase in our general and administrative expenses, both of which were related to our becoming a public company.

We had net loss of $54,763 for the nine months ended September 30, 2016 compared to net income of $89,406 for nine months ended September 30, 2015.

If we continue to generate revenues consistent with the nine (9) month period, we will have sufficient liquidity and capital resources to meet our operating costs of approximately $39,000 per month. As of September 30, 2016, we had cash on hand of approximately $205,000, which we believe is sufficient to meet our operating expenses for approximately five (5) months.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Statements of Operations
Sales	$ 772,044	$ 507,543
Cost of Sales	$ 554,937	$ 304,763
Gross Profit	$ 217,107	$ 202,780
Operating Expenses	$ 284,403	$ 78,303
Net (Loss) Income Attributable to HD View 360 Inc	$ (54,763)	$ 89,406

Cash Flow Activities

Cash decreased $87,038 at September 30, 2016, from $292,010 at December 31, 2015. This decrease was principally a result of a net loss of $54,763 for the nine months ended September 30, 2016; payment of accrued income taxes of $50,000; the sale of common stock in exchange for $28,500 in cash in the first quarter of 2016 and the acquisition of $31,755 in fixed assets directly related to the office relocation and up fitting of the telephone switch for SimpleFone.

Inventory decreased at September 30, 2016 as compared with December 31, 2015, due to our increasing our valuation reserve by $7,640. In early 2015 the Company revised its business model to purchase product only when a customer order had been placed and paid for. The inventory balance is composed of older product which is generally a generation behind current easily salable product.

Financing Activities

During the nine months ended September 30, 2016 compared to nine months ended September 30, 2015, the Company had become independent from loans/capital contributions from its principal shareholder as it is generating sufficient cash flows from operations.  During the first quarter of 2016 the Company sold 47,499 shares of common stock in exchange for $28,500 in cash.

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

ITEM 3.

QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

HD VIEW 360 INC.

November 21, 2016

By: Dennis Mancino

Dennis Mancino, Principal Executive and Financial Officer