Form 10-K
period 2016-12-31
HD View 360 Inc.
filed 2017-03-31
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2016:

  HD VIEW 360 INC.

(Exact name of registrant as specified in its charter)

Florida	1700	46-4264584
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

150 SE 2nd Ave Suite 404
Miami, Florida 33131
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

Yes ☐   No ☒

As of March 31, 2017, we had 9,540,630 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	7
ITEM 1.B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	MINE SAFETY DISCLOSURES	14

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	21
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	31
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	22
ITEM 9A.	CONTROLS AND PROCEDURES	22
ITEM 9B.	OTHER INFORMATION	24

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	24
ITEM 11.	EXECUTIVE COMPENSATION	26
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	31

PART I

Throughout this Annual Report, we refer to HD View 360 Inc. as “we,” “us,” or “the Company.”

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOTY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”,  “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PROJECT”, “PREDICT”, “POTENTIAL”, OR

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

Corporate Overview

We were incorporated in the state of Florida, to distribute and install security surveillance systems and products. Our principal executive office is located at 150 2nd Ave, Suite 404, Miami, Florida 33131.  Our telephone number is 786-294-0559.  Our website is www.hdview360.com.

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

For the years ended December 31, 2016 and December 31, 2015 we had revenues of $976,033 and $799,695, respectively and a net (loss) income of ($131,646) and $149,649, respectively.

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

Our basic security system starts at $995 which includes installation.  Our products are sold from our  location at 150 2nd Ave, Suite 404, Miami, Florida 33131. Orders originating from our website are placed by telephone.

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

•

Structured Cabling

•

Mobile App and Mobile device integration

•

CCTV installation & upgrades

Employees

We have a total of five (5) full time employees not including our President, Chief Executive Officer and Director, Dennis Mancino.  Our employees consist of sales persons and technicians who install our security systems. We employ one (1) part-time employee who provides bookkeeping, clerical and administrative services on an as needed basis.

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

Properties

During 2016 we occupied approximately 850 square feet at 333 NE 24th Street, Suite 100B, Miami Florida. This location consisted of approximately 400 square feet of warehouse space and approximately 450 square feet of office and retail space. We occupied this location pursuant to a lease agreement that requires us to pay $2,471 monthly. The lease expired on July 1, 2016.

We entered into a new lease on July 1, 2016.  We received a three month abatement in rent payments in exchange for completing certain leasehold improvements. The improvements were completed and on August 1, 2016 we relocated to 150 2nd Ave, Suite 404, Miami Florida. The new location consists of approximately 1,600 square feet.  We occupy this location pursuant to a lease agreement that requires us to pay $3,063 per month.

Dependence on a Few Customers

Most of our revenues derive from the installation of surveillance systems for security purposes which are generally non-recurring. As such, we are not dependent on one or a few customers.

Marketing

The majority of our sales to date have been generated by the personal and professional contracts of Dennis Mancino, our President, Chief Executive Officer and Director.

Our marketing strategy is to develop our “HD View 360” brand name and “HD View 360 Surveillance Systems” slogan for those seeking security surveillance systems and products.  Throughout 2017, we plan to participate in tradeshows and provide brochures of our security systems and products at events designed for businesses with multiple locations and franchises in order to develop recurring revenues from our commercial customers that continue after a system is installed. Additionally, our marketing campaign includes the following.

We attend franchise trade shows in order to develop relationships with franchisors with the objective of becoming a preferred provider to the franchisees. HD View is currently a preferred provider with respect to its products for several national franchisors which has been the primary reason for increases in revenues.

We also attend tradeshows under the names of our wholly owned subsidiaries HD Quick Fix and HD Technologies.

HD Quick Fix

HD Quick Fix offers comprehensive remote and on-site computer tech support.  HD Quick Fix has a modest customer base at present which has been steadily growing.

HD Technologies

HD Technologies is developing a merchant credit card processing system.  We currently estimate that the development process will take between six and nine months.

We also act as a reseller of Simplefone which is an internet phone service.  We have just begun to develop this segment of our business.

Furthermore, we believe that a marketing mix of email and print advertising, social media campaigns, internet advertising and event promotions targeting local and regional businesses is an optimal strategy to increase revenues.  We are constantly updating and improving our websites and online presence.

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

We are an early stage company that generated its first revenues in January of 2014. For the year ended December 31, 2016, and December 31, 2015, respectively, we had revenues of $976,033 and $799,695, respectively. For the year ended December 31, 2016 and December 31, 2015, respectively, we have a net (loss) income of ($131,646) and $149,649, respectively. Accordingly, we have a limited operating history upon which you may evaluate our prospects for achieving our business objectives in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company with a limited operating history.

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

Dennis Mancino is our sole officer and director and he oversees our operations on a day to day basis. We also employ five persons who are technicians and sales persons. In order to grow and implement our business plan, we may need to add additional employees for sales and technology. There is no guarantee that we will be successful in adding the additional employees required to grow our business.

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

As of the date of December 31, 2016 and March 30, 2017, we had 9,532,631 and 9,540,630 shares of common stock outstanding, respectively, each entitled to one (1) vote per share.  Our President, Chief Executive Officer and Director, Dennis Mancino controls 7,200,000 shares. As such, the aggregate number of common shares controlled by Mr. Mancino effectively entitles him to vote approximately 78% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Mr. Mancino’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of December 31, 2016 and March 30, 2017 we had 9,532,631 and 9,540,630 shares of common stock and no preferred shares outstanding, respectively.  Accordingly, we may issue up to an additional 80,549,370 shares of common stock and 10,000,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved.  We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th.  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

See Item 1. of this Report.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.

MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Security Holders

As of December 31, 2016 we had 9,532,631 shares of common stock outstanding held by thirty-one (31) holders.

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

During December 2016 we sold 200,000 units to Erin Mauer at a price of $0.75 per unit.  Each unit consists of one (1) share of common stock and one warrant to purchase one (1) share of common stock at an exercise price of $1.00.  The warrants expire August 31, 2019.

During February 2017 we sold 1,333 units to Aisha Henderson at a price of $0.75 per unit or an aggregate price of $1,000. Each unit consists of one (1) share of common stock and one warrant to purchase one (1) share of common stock at an exercise price of $1.00.  The warrants expire August 31, 2019.

During February 2017 we sold 6,666 units to David Phillips at a price of $0.75 per unit or an aggregate price of $5,000. Each unit consists of one (1) share of common stock and one warrant to purchase one (1) share of common stock at an exercise price of $1.00.  The warrants expire August 31, 2019.

ITEM 6.

SELECTED FINANCIAL DATA

Not required.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

Overview

We were to provide security surveillance products and systems to commercial users. We have had increasing revenues.

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

For the years ended December 31, 2016 and 2015, our net sales were $976,033 and $799,695, respectively.

We have experienced and expect an increasing trend in sales due to our ability to fulfill more orders that will come from greater brand acceptance due to previous and continuing expenditures in marketing and sales. Most of our revenues derive from the sale and installation of security and surveillance systems which are generally non-recurring. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we have generated the majority of revenues from that particular client location. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future. To address this issue, we plan to target businesses with multiple locations and which are franchises. To accomplish this we target franchisers with the goal of becoming a “preferred provider” to all of their franchisees.

We do not anticipate any significant increase in the base cost of our products, (except when moving to new improved equipment models), but do expect increased labor cost in proportion to an increase in revenues.

Costs and Expenses

For the years ended December 31, 2016 and 2015, our costs of sales was $767,885 and $409,204, respectively. Our cost of sales, as a percentage, was 7978% for the year ended December 31, 2016 and 51% for the year ended December 31, 2015. This percentage increase directly resulted from a combination of higher product cost due to utilizing improved equipment and greater cost of installation labor and travel expenses.

Our gross profit was $208,148 and $390,491 for the years ended December 31, 2016 and 2015, respectively. Our gross profit as a percentage of Net Sales was 21% and 49% for the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, we spent $394,682 and $178,655 on general and administrative expenses. Our general and administrative expenses increased $214,587, or 120.9, for the year ended December 31, 2016 over the year ended December 31, 2015, because two significant categories increased: professional fees increased $54,978, 125.6% and our general and administrative expenses increased $154,639, 123.9%, both of which were related to the expense of being a public company and our research and development of our marketing efforts to expand revenue growth and entering several complementary new lines of business.

We had net loss of ($131,646) for the year ended December 31, 2016 compared to a net income of $149,649 for year ended December 31, 2015.

As of December 31, 2016, we had cash on hand of $259,000, which is sufficient to meet our operating expenses for approximately twelve (12) months.

Results of Operations

The following tables set forth selected consolidated statement of operations data for each of the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Consolidated Statements of Operations
Net Sales	$ 976,033	$799,695
Cost of Sales	$ 767,885	$409,204
Gross Profit	$ 208,148	$390,491
General & Administrative Expenses	$ 394,682	$178,655
Net (Loss) Income	$(131,646)	$149,649

For the years ended December 31 2016 and 2015, we sold approximately 230 and 215 units, respectively, at an approximate average sale price of $2,020 and $1,970.

For the years ended December 31, 2016 and 2015, our costs of sales was $767,885 and $409,204, respectively. Our cost of sales, as a percentage, was 79% for the year ended December 31, 2016 and 51% for the year ended December 31, 2015. This percentage increase directly resulted from a combination of higher product cost due to utilizing improved equipment and greater cost of installation labor and travel expenses.

Our gross profit was $208,148 and $390,491 for the years ended December 31, 2016 and 2015, respectively. Our gross profit as a percentage of Net Sales was 21% and 49% for the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, we spent $394,682 and $178,655 on general and administrative expenses. Our general and administrative expenses increased $216,027, or 120.9%, for the year ended December 31, 2016 over the year ended December 31, 2015, because two significant categories increased: professional fees increased $54,978, 125.6% and our general and administrative expenses increased $156,079, 123.9%, both of which were related to the expense of being a public company and our research and development of our marketing efforts to expand revenue growth and entering several complementary new lines of business.

We had net loss of ($131,646) for the year ended December 31, 2016 compared to a net income of $149,649 for year ended December 31, 2015.

Cash Flow Activities

Cash decreased $33,232 at December 31, 2016, from $292,010 at December 31, 2015. This decrease was principally a result of a net loss of ($131,646) for the year ended December 31, 2016; the acquisition of additional fixed assets of $34,641 and the sale of common stock in exchange for $178,252 in cash. Acquisition of fixed assets increased $34,641 because the Company relocated to new office space which required certain building improvements as well as some new furniture and equipment to accommodate our new lines of business.

Financing Activities

During 2016 the Company sold 247,499 shares of common stock in exchange for $178,500 in cash.

Property and Equipment

We occupy approximately 1,598 square feet at 150 SE 2nd Ave, Suite 404, Miami Florida. This location consists of approximately 400 square feet of warehouse space and approximately 1,198 square feet of office and retail space. We occupy this location pursuant to a lease agreement that requires us to pay $3,063 monthly. The lease expires on September 30, 2018. We believe this location is suitable for our current needs.

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

In 2015 we added a cargo van as an asset to allow for the delivery of product packages to the shipping carrier as well as for around town supplies collection. This vehicle was financed through a capital lease. This van was removed from service due to an accident in mid-2016.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Control Environment

·

Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

·

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2016 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

·

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee.

Control Activities

·

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

·

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

44

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

·

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the officer and directors for services rendered in all capacities for the years ending December 31, 2016 and December 31, 2015. No other officers and directors were compensated during the years ended December 31, 2016 and 2015.

Names and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualifies Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis Mancino,	2016	--	--	--	--	--	--	$84,000(2)	$84,000(2)
President, Chief Executive Officer and Director	2015	--	--	--	--	--	--	$205,340 (1)(2)	$205,340 (1)(2)

(1)

During the year ended December 31, 2015, we paid $121,340 to Dennis Mancino, directly or to Empire Limited Partner, an entity controlled by Dennis Mancino, our President, Chief Executive Officer and Director, for commissions on sales.

(2)

Includes $84,000 in annual income derived from employment agreement discussed below.

Outstanding Equity Awards At Fiscal Year-End December 31, 2016 and December 31, 2015

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis Mancino	2016	--	--	--	--	--	--	--	--
President, Chief Executive Officer and Director	2015	--	--	--	--	--	--	--	--

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

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2016.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2016 for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Amount of

Nature of

       Name of

Beneficial

Beneficial

Percentage

Beneficial Owner

Ownership

Ownership

   Held (1)

Common Stock

Dennis Mancino, President,

7,200,000

Direct

76%

  Chief Executive Officer and

  Director

Total Officers & Directors

7,200,000

Direct

76%

  (1 Person)

Other 5% Holders

Miklos Gulyas

1,800,000

Direct

19%

(1)

Based on 9,532,631 shares of common stock issued and outstanding as of the date of this Form 10-K. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Daszkal Bolton LLP as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Daszkal Bolton LLP for the years ended December 31, 2016 and 2015 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2016 and 2015:

2016

2015

Audit Fees (1)

$26,000,

$15,000

Audit Related Fees (2)

--

--

Tax Fees (3)

        --

          --

All Other Fees

$1,600

$          --

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – no fees of this sort were billed by Daszkal Bolton LLP our principal accountant during 2016 and 2015.

(3)

Tax fees – no fees of this sort were billed by Daszkal Bolton LLP our principal accountant during 2016 and 2015.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimus non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

3.

Exhibit Index as seen below.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Income

F-4

Consolidated Statements of Changes in Stockholders’ Equity

F-5

Statements of Changes in Cash Flows

F-6

Notes to Financial Statements

F-7

Reports of Independent Registered Public Accounting Firm

To the Board of Director and

Stockholders of HD View 360, Inc.

Miami, Florida  33131

We have audited the accompanying consolidated balance sheets of HD View 360, Inc. (the “Company”) at December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HD View 360, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

March 31, 2017

HD VIEW 360, INC.

 Consolidated Balance Sheets

December 31,

ASSETS	2016	2015
CURRENT ASSETS
Cash	$258,778	$292,010
Accounts receivable	6,532	-
Income tax refund receivable	42,305	-
Inventory, net of reserve of $16,400 and $6,010 as of December 31, 2016 and 2015, respectively	-	10,390
Prepaid expenses and other current assets	12,278	2,200
Total current assets	319,893	304,600

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	50,743	15,000
Leasehold improvements	11,097	4,500
Vehicles	-	22,730
Total Property and Equipment	61,840	42,230
Less accumulated depreciation	(18,931)	(14,712)

Property and equipment, net	42,909	27,518

Total Assets	$362,802	$332,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$54,924	$5,748
Income taxes payable	-	63,837
Deferred rent	6,891	-
Capital lease obligations-current portion	-	3,152

Total current liabilities	61,815	72,737

LONG-TERM LIABILITIES
Capital lease obligations-non current portion	-	17,375

Total long-term debt	-	17,375
Total Liabilities	61,815	90,112

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,532,631 and 9,285,132 issued and outstanding shares at December 31, 2016 and 2015, respectively	9,533	9,285
Additional paid-in capital	375,046	196,794
(Accumulated deficit) Retained earnings	(95,718)	35,927
Non-controlling interest in consolidated subsidiary	12,126	-

Total stockholders’ equity	300,987	242,006
Total Liabilities and Stockholders’ Equity	$362,802	$332,118

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Consolidated Statements of Income

Years Ended December 31,

	2016	2015
SALES:
Product sales	$463,566	$408,622
Installation sales	512,467	391,073
Total sales	976,033	799,695

COST OF SALES:
Cost of product	366,990	249,749
Cost of installation	400,895	159,455
Total cost of sales	767,895	409,204
Gross Profit	208,148	390,491
OPERATING EXPENSES:
General and administrative expenses	282,004	125,925
Depreciation expense	13,932	8,962
Professional fees	98,746	43,768
Total operating expenses	394,682	178,655
(LOSS) INCOME FROM OPERATIONS	(186,534)	211,836

OTHER INCOME AND (EXPENSE)
Interest expense	(650)	(724)
Bad debt expense	(250)	-
Gain on disposal of fixed assets, net	540	-
Interest income	220	13
Credit card discount	3,118	2,361
Other	10,456	-
Total other income	13,434	1,650
Net (loss) income before income taxes	(173,100)	213,486
Non-controlling interest in net income (loss) of consolidated subsidiary	74	-
Income tax (benefit) expense	(41,380)	63,837
Net (loss) income	$(131,646)	$149,649

(Loss) income per weighted average common share - basic and diluted	$(0.01)	$0.02

Number of weighted average common shares outstanding-basic and diluted	9,331,232	9,009,248

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Total Stockholders’ Equity

BALANCE, January 1, 2015	-	-	$-	$-	$35,000	$(13,322)	$21,678

Contributions to capital	-	-	-	-	15,000	-	15,000
Return of contributed capital	-	-	-	-	(15,000)	-	(15,000)
Shares issued for contributed capital	-	9,000,000	-	9,000	(9,000)	-	-
Shares issued for cash	-	285,132	-	285	170,794	-	171,079
Distributions	-	-	-	-	-	(100,400)	(100,400)
Net income	-	-	-	-	-	149,649	149,649
Balance December 31, 2015	-	9,285,132	-	9,285	196,794	35,927	242,006

Shares issued for cash	-	247,499	-	248	178,252	-	178,500
Net loss	-	-	-	-	-	(131,646)	(131,646)
Balance December 31, 2016	-	9,532,631	-	$9,533	$ 375,046	$(95,719)	$ 288,860

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360, INC.

Consolidated Statements of Changes in Cash Flows

Years Ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (131,646)	$ 149,649
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	13,932	8,962
Inventory valuation allowance	10,390	6,100
Amortization of deferred rent	1,149	-
(Gain) loss on disposal of fixed assets, net	(540)	-
Bad debt expense	250	-
Other non operating income (expense)	(1,187)	-
Changes in operating assets and liabilities:
Increase in inventory, net	-	(2,854)
Increase in accounts receivable	(6,532)	-
Increase in income tax refund receivable	(42,305)	-
Increase in prepaid expenses and other assets	(10,078)	-
Increase in accounts payable and accrued expenses	49,176	99
Increase in deferred rent	6,891	-
(Decrease) increase in income taxes payable	(63,837)	63,837

Net cash (used in) provided by operating activities	(174,337)	225,793

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,641)	-

Net cash used in investing activities	(34,641)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	178,252	171,079
Shareholder advances	-	(5,900)
Payments on capital lease obligation	(2,506)	(2,203)
Contributed capital	-	15,000
Return of capital contributed	-	(15,000)
Distributions	-	(100,400)

Net cash provided by financing activities	175,746	62,576

Net (decrease) increase in cash	(33,232)	288,369

CASH, beginning of year	292,010	3,641

CASH, end of year	$ 258,778	$ 292,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 650	$ 724
Income taxes paid in cash	$ 52,321	-

Non-Cash Financing Activities:
Issuance of common stock for previously contributed capital	$ -	$ 9,000
Vehicle acquired via capital lease	$ -	$ 22,730

The accompanying notes are an integral part of the financial statements

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

HD View 360, Inc., (“the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

HD View Quick Fix Inc., (“HDQF”), was incorporated on May 18, 2016, under the laws of the State of Florida. It is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs.

HD View Technologies Inc., (“HDVT”), was incorporated on May 26, 2016, under the laws of the State of Florida. It will be a credit card/debit card merchant processor.

SimpleFone Inc., (“SFI”), was incorporated on June 17, 2016, under the laws of the State of Florida. It leases a telephone switch and sell/lease telephone equipment and telephone service.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

d) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2016 or 2015.

The 9,000,000 founders shares were not physically issued until September 1, 2015, however for purposes of the net income (loss) per share calculation they were deemed issued on January 1, 2015.

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2016, the tax years 2016, 2015 and 2014 for the Company remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

f) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2016 or 2015.

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

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

h) Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value. There were no such impairments in 2016 or 2015.

i) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

j) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we do not expect significant changes in the presentation of our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on its balance sheet.

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

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

(3) STOCKHOLDERS’ EQUITY

At December 31, 2016 and 2015, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,532,631 and 9,285,132 issued and outstanding, respectively. At December 31, 2016 and 2015, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and zero issued and outstanding.

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

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.  In December 2016, the Company issued 200,000 shares of common stock in exchange for $150,000 in cash.

During December 2016 we sold 200,000 units at a price of $0.75 per unit. Each unit consists of one (1) share of common stock and one warrant to purchase one (1) share of common stock at an exercise price of $1.00.  The warrants expire August 31, 2019.

(4) INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The components of income tax (benefit)  provision related to continuing operations are as follows at December 31:

	2016	2015

Current (benefit) expense	$ (36,010)	$ 69,207
Deferred tax (benefit)	$ (5,370)	$ (5,370)
Total (benefit) expense for income taxes	$ (41,380)	$ 63,837

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

(4) INCOME TAXES, continued

The Company's effective income tax (benefit) expense differs from the statutory federal income tax amounts and rate of 35% as follows at December 31 as follows:

	2016		2015
Tax (benefit) provision on net income before income taxes	$ (36,343)	-26.61%	$ 67,904	33.97%
Effect of state taxes (net of federal effects)	$ (5,037)	-2.52%	$ 6,491	3.25%
Decrease in valuation allowance	$ 0	0.00%	$ (10,558)	-5.28%
Net tax provision	$ (41,380)	-20.70%	$ 63,837	31.94%

The Company records a valuation allowance to reduce deferred tax assets it, if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $10,558 in 2014, which was released in 2015.

In accordance with the provisions of ASC 740: Income Taxes, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2016, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(5) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. This lease required a monthly base rent payments of $2,310. This lease expired July 1, 2016, and was extended for one month. The Company relocated under a new two year lease effective July 1, 2016. The Company received a three month abatement in rent payments in exchange for completing certain leasehold improvements. These improvements were completed and the Company relocated on August 1, 2016. This lease requires a base rent of $3,063 per month.

 Rent expense of $33,936 and $31,110 was incurred during 2016 and 2015, respectively.

Future minimum lease payments under the office lease agreement are as follows:

For the Years Ending December 31,
2017	$ 36,754
2018	$ 27,566
2019	$ -
2020	$ -
Thereafter	$ -

Total minimum lease payments	$ 64,320
Less: amount representing interest	$ -
Present value of net minimum lease payments	$ 64,320

HD VIEW 360, INC.

Notes to Consolidated Financial Statements

(5) COMMITMENTS AND CONTINGENCIES, continued

b) Vehicle Lease

The Company leased a certain vehicle under an agreement which is accounted for on the balance sheet as a capital lease. The lease called for monthly payments of $366, commencing July 2015.

In 2016, the vehicle was damaged in an accident and declared a total loss. As a result the Company recognized a gain on disposal.

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(6) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $10,307 and zero at December 31, 2016 and 2015, respectively.

b) Purchases and Payables

During the year ended December 31, 2016, the Company had Inventory purchases from four (4) vendors, which comprised approximately 27.86%, 14.20%, 12.92% and 12.79% of the total such purchases. During the year ended December 31, 2015, the Company had Inventory purchases from three (3) vendors, which comprised approximately 42.83%, 18.57% and 18.55% of the total such purchases. The Company had no outstanding accounts payable to these vendors at December 31, 2016 and 2015.

(7) SUBSEQUENT EVENTS

During February 2017 we sold 7,999 units at a price of $0.75 per unit or an aggregate price of $6,000. Each unit consists of one (1) share of common stock and one warrant to purchase one (1) share of common stock at an exercise price of $1.00.  The warrants expire August 31, 2019.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	2/9/16	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.3
3.4	By Laws	S-1	2/9/16	3.4
10.2	Employment Agreement Dennis Mancino	S-1	2/9/16	10.2
10.3	Lease Agreement	S-1	2/9/16	10.3
31.1 31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HD VIEW 360 INC

Date: March 31, 2017	By:
Dennis Mancino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31 2017	By:	/s/ Dennis Mancino
Dennis Mancino Chief Executive Officer

Date: March 31, 2017	By:	/s/ Dennis Mancino
Dennis Mancino Chief Financial Officer