Form 10-Q
period 2017-03-31
HD View 360 Inc.
filed 2017-05-17
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X[ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,540,630 shares of common stock as of May 15, 2017.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Income

F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity

F-4

Condensed Consolidated Statements of Changes in Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

HD VIEW 360 INC.

 Condensed Consolidated Balance Sheets

ASSETS	March 31, 2017	December 31, 2016
CURRENT ASSETS	(Unaudited)
Cash	$175,146	$258,778
Accounts receivable	5,042	6,532
Income tax receivable	52,321	42,305
Inventory, net of reserve of $16,400 as of March 31, 2017 and December 31, 2016, respectively	-	-
Prepaid expenses and other current assets	10,778	12,278
Total current assets	243,287	319,893

PROPERTY AND EQUIPMENT
Property and equipment	50,743	50,743
Leasehold improvements	11,097	11,097
Total Property and Equipment	61,840	61,840
Less accumulated depreciation	(20,793)	(18,931)

Property and equipment, net	41,047	42,909

OTHER ASSETS
Intangible asset	15,000	-
Total other assets	15,000	-

Total Assets	$299,334	$362,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,746	$54,924
Deferred rent	5,743	6,891

Total current liabilities	62,489	61,815

Total Liabilities	62,489	61,815

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,540,630 and 9,532,631
issued and outstanding shares at March 31, 2017 and December 31, 2016, respectively	9,541	9,533
Additional paid-in capital	381,038	375,046
Accumulated deficit	(166,119)	(95,718)
Non-controlling interest in consolidated subsidiary	12,385	12,126

Total stockholders’ equity	236,845	300,987
Total Liabilities and Stockholders’ Equity	$299,334	$362,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

(Unaudited)

	2017	2016
SALES:
Product sales, net	$100,906	$104,857
Installation sales, net	88,352	142,575
Total sales, net	189,258	247,432

COST OF SALES:
Cost of product	80,556	89,123
Cost of installation	60,512	97,294
Total cost of sales	141,068	186,417
Gross Profit	48,190	61,015
OPERATING EXPENSES:
General and administrative expenses	103,465	49,959
Depreciation expense	1,862	2,761
Professional fees	23,670	19,400
Total operating expenses	128,997	72,120
LOSS FROM OPERATIONS	(80,807)	(11,105)
OTHER INCOME AND (EXPENSE)
Interest expense	-	(253)
Interest income	42	61
Other income	608	923
Total other income (expense)	650	731
Net loss before income taxes	(80,157)	(10,374)
Income tax benefit	(10,016)	-
Net loss	(70,141)	(10,374)
Non controlling interest in net income of consolidated subsidiary	(259)	-
Net loss attributable to HD View 360	$(70,400)	$(10,374)

Loss per weighted average common share - basic and diluted	$(0.01)	$0.00

Number of weighted average common shares outstanding-basic and diluted	9,537,266	9,324,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Non-Controlling Interest in Consol Sub	Total Stockholders’ Equity
Balance, December 31, 2015	-	9,285,132	$ -	$ 9,285	$ 196,794	$ 35,927	$ -	$ 242,006

Shares issued for cash	-	247,499	-	248	178,252	-	-	178,500
Net loss	-	-	-	-	-	(131,646)	12,126	(131,646)
Balance, December 31, 2016	-	9,532,631	-	9,533	375,046	(95,719)	12,126	300,986

Shares issued for cash	-	7,999	-	8	5,992	-	-	6,000
Net loss	-	-	-	-	-	(70,400)	259	(70,141)
Balance, March 31, 2017	-	9,540,630	$ -	$ 9,541	$ 381,038	$ (166,119)	$ 12,385	$ 236,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Cash Flows

Three Months Ended March 31,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (70,141)	$ (10,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,862	2,761
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,490	-
Increase in income taxes receivable	(10,016)	-
Decrease in prepaid expenses	1,500
Increase (decrease) in accounts payable and accrued expenses	1,822	(2,403)
Decrease in deferred rent	(1,149)	-
Decrease in income taxes payable	-	(50,000)

Net cash used in operating activities	(74,632)	(60,016)

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in intangible asset	(15,000)	-

Net cash used in investing activities	(15,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	6,000	28,500
Payments on capital lease obligation	-	(846)

Net cash provided by financing activities	6,000	27,654

Net decrease in cash	(83,632)	(33,208)

CASH, beginning of period	258,778	292,010

CASH, end of period	$ 175,146	$ 258,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ -	$ 253
Income taxes paid in cash	$ -	$ 50,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS

HD View 360 Inc. (“the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

HD View Quick Fix Inc., (“HDQF”), was incorporated on May 18, 2016, under the laws of the State of Florida. It is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs and is a wholly owned subsidiary.

HD View Technologies Inc., (“HDVT”), was incorporated on May 26, 2016, under the laws of the State of Florida. It will be a credit card/debit card merchant processor and is a wholly owned subsidiary.

SimpleFone Inc. (“SFI”) was incorporated on June 17, 2016, under the laws of the State of Florida. SFI plans to lease a telephone switch and sells/leases telephone equipment and telephone service and is a majority owned subsidiary.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The information included in the December 31, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on March 31, 2017 with the U.S. Securities and Exchange Commission.

b) Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of HD View 360 and its wholly and majority-owned subsidiaries. They have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

c) Use of Estimates

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

d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. There were no financial instruments that qualified as cash equivalents at March 31, 2017 or December 31, 2016.

HD VIEW 360 INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

e) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable, and collectability is reasonably assured. Product revenues are recognized when shipped to the customer. Revenues for installation services are recognized upon customer acceptance of completion of installation. Revenues are recorded net of customer discounts.

f) Shipping and Handling Costs

The Company generally does not charge its customers separately for shipping and handling. Shipping and handling costs are included in cost of product in the accompanying statements of income.

g) Accounts Receivable

Accounts receivable are stated net of allowance for doubtful accounts.  The Company estimates an allowance based on experience with customers and judgment as to the likelihood of ultimate payment.

h) Inventories

Inventories are valued using the weighted average method. Cost is determined by the first-in, first-out method. Management establishes a valuation reserve for slow-moving items.

i) Property and Equipment

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

j) Impairment of Long-Lived Assets

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

k) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. Warrants to acquire 207,999 shares of common stock were not considered for the period ended March 31, 2017 as their impact would have been anti-dilutive.  There were no common stock equivalents for the three months ended March 31, 2016.

HD VIEW 360 INC.

Notes to Condensed Condensed Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

l) Income Taxes

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

As of March 31, 2017, the tax years 2016,  2015 and 2014 for the Company remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

m) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

n) Recent Accounting Pronouncements

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

n) Recent Accounting Pronouncements, continued

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

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the adoption of ASU 2016-08 on the Company’s financial position, results of operations and cash flows.

(3) STOCKHOLDERS’ EQUITY

At March 31, 2017 and December 31, 2016, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,540,629 and 9,532,632 issued and outstanding, respectively. At March 31, 2017 and December 31, 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash.

In December 2016, the Company issued Units consisting of 200,000 shares of common stock and warrants to purchase 200,000 shares of common stock at $1.00 per share for $150,000 in cash.

In February 2017, the Company issued Units consisting of 7,999 shares of common stock and warrants to purchase 7,999 shares of common stock at $1.00 per share for $6,000 in cash.

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

 Rent expense of $9,189 and $7,911 was incurred during the quarters ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under the office lease agreement are as follows:

For the Years Ending December 31,
2017 - nine months	$ 27,565
2018	$ 28,665
2019	$ -
2020	$ -
Thereafter	$ -

Total minimum lease payments	$ 56,230

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(5) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at March 31, 2017, and were in excess of FDIC insured limits at December 31, 2016.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Financial Statements and related notes included in Item 1. Interim Financial Statements of this report and in Item 8. Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A. of our most recent Annual Report on Form 10-K and Part II, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. Our actual results could differ materially from those discussed in the forward-looking statement.

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have had generally increasing revenues, and have an accumulated deficit of approximately $166,000 at March 31, 2017.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc. and Simplefone Inc.

HD View Technologies Inc. will be a credit card/debit card merchant processor, and has begun the development of a new point of sale (POS) software package. HD View Quick Fix Inc. is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. Simplefone Inc. leases a telephone switch and sell/lease telephone equipment and telephone service.

Liquidity and Capital Resources

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the three months ended March 31, 2017 and 2016, our net sales were $189,258 and $247,432, respectively. Our revenues declined in the first quarter of 2017 because our CEO spent more time attending franchise shows in order to grow the business by becoming a “preferred provider” with additional franchisers. Also, our CEO also was focused on getting our subsidiaries operating and generating revenue. In addition we experienced an inflow of sales near the end of the quarter where we were not able to complete the installations prior to quarter end and this revenue was recorded as deferred until complete. This deferred revenue amounted to approximately 28% of our gross installation revenue.

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

We do not anticipate any increase in the base cost of our products, nor do we expect increased labor cost for installations.

Costs and Expenses

For the three months ended March 31, 2017 and 2016, our cost of sales was $141,068 and $186,417, respectively. Our cost of sales, as a percentage of sales, was 75% for both the three months ended March 31, 2017 and 2016. During the first quarter of 2017 installation costs declined approximately 38% due to a change in the use of independent contracted installation personnel who are local to our job sites rather than sending employees from our location, which lowers travel expenses. Installation, (and charging for installation service), also aids us in an increased level of satisfaction of our products by our customers because of our standardized installation policies and procedures.

Our gross profit was $48,190 and $61,015 for the three months ended March 31, 2017 and 2016, respectively. Our gross profit as a percentage of Net Sales was 25% for both the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 and 2016, we spent $128,997 and $72,120 on general and administrative expenses. Our general and administrative expenses increased by $56,877, or 79%, for the three months ended March 31, 2017 over the three months ended March 31, 2016. This increase was mainly attributable to an increase in professional fees and an increase in our general and administrative travel expenses to various franchise shows in efforts to gain new franchiser customers.

We had net loss of ($70,400) for the three months ended March 31, 2017 compared to net loss of ($10,374) for three months ended March 31, 2016.

If we continue to generate revenues consistent with the three (3) month period, we will have sufficient liquidity and capital resources to meet our operating costs of approximately $25,000 per month. As of March 31, 2017, we had  cash on hand of $175,000, which we believe is sufficient to meet our operating expenses for approximately seven (7) months.

 Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Statements of Operations
Net Sales	$ 189,258	$ 247,432
Cost of Sales	$ 141,068	$ 186,417
Gross Profit	$ 48,190	$ 61,015
General and Administrative Expenses	$ 128,997	$ 72,120
Net Loss	$ (70,141)	$ (10,374)

Cash Flow Activities

Cash decreased $83,632 at March 31, 2017, from $258,778 at December 31, 2016. This decrease was principally a result of a net loss of $70,141 for the three months ended March 31, 2017. Acquisition of fixed assets was $15,000, which was the initial payment for the development of the POS system.

Financing Activities

During the first quarter of 2017, the Company sold Units consisting of 7,999 shares of common stock and warrants to purchase 7,999 shares of common stock in exchange for $6,000 in cash.

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

ITEM 3.

QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

 None.

ITEM 1A.   Risk Factors

Not applicable.

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

HD VIEW 360 INC.

May 17, 2017

By:	/s/ Dennis Mancino
Dennis Mancino
Principal Executive and Financial Officer