Form 10-Q
period 2017-06-30
HD View 360 Inc.
filed 2017-08-15
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company

  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [   ]     No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,040,630 shares of common stock as of August 14, 2017.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets F-2

Unaudited Condensed Consolidated Statements of Income  F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity  F-4

Unaudited Condensed Consolidated Statements of Changes in Cash Flows F-5

Notes to Unaudited Condensed Consolidated Financial Statements F-6

HD VIEW 360 INC.

 Condensed Consolidated Balance Sheets

ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS	(Unaudited)

Cash	$ 57,774	$ 258,778
Accounts receivable	22,238	6,532
Income tax refund receivable	52,321	42,305
Inventory, net of reserve of $16,400 as of June 30, 2017 and December 31, 2016, respectively	-	-
Prepaid expenses and other current assets	11,638	12,278
Total current assets	143,971	319,893

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	55,243	50,743
Leasehold improvements	11,097	11,097
Total Property and Equipment	66,340	61,840
Less accumulated depreciation	(22,655)	(18,931)

Property and equipment, net	43,685	42,909

OTHER ASSETS
Intangible assets	6,296	-
Intangible assets under development	25,000	-
Total Other Assets	31,296	-

Total Assets	$ 218,952	$ 362,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 99,362	$ 54,924
Deferred rent	4,594	6,891

Total current liabilities	95,013	61,815

Total Liabilities	95,013	61,815

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 9,540,629 and 9,532,631 issued and outstanding shares at June 30, 2017 and December 31, 2016, respectively	9,541	9,533
Additional paid-in capital	381,038	375,046
Accumulated deficit	(279,799)	(95,718)
Non-controlling interest in consolidated subsidiary	13,159	12,126

Total stockholders’ equity	123,939	300,987
Total Liabilities and Stockholders’ Equity	$ 218,952	$ 362,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SALES:
Product sales	$ 47,361	$ 149,373	$ 148,267	$ 254,230
Installation sales	72,527	148,675	160,879	291,250
Total sales	119,888	298,048	309,146	545,480

COST OF SALES:
Cost of product	40,993	88,917	121,549	178,040
Cost of installation	76,114	76,676	136,626	173,970
Total cost of sales	117,107	165,593	258,175	352,010
Gross Profit	2,781	132,455	50,971	193,470
OPERATING EXPENSES:
General and administrative expenses	86,881	75,943	190,346	126,155
Depreciation expense	1,862	3,793	3,724	6,554
Professional fees	27,282	36,598	50,952	55,998
Total operating expenses	116,025	116,334	245,022	188,707
(LOSS) INCOME FROM OPERATIONS	(113,244)	16,121	(194,051)	4,763

OTHER INCOME AND (EXPENSE)
Interest expense	-	(397)	-	(397)
Interest income	17	61	59	122
Other income	321	1,175	929	2,097
Total other income	338	839	988	1,822
Net (loss) income before income taxes	(112,906)	16,960	(193,063)	6,585
Income tax benefit	-	-	(10,016)	-
Net (loss) income	(112,906)	16,960	(183,047)	6,585
Non-controlling interest in net income of consolidated subsidiary	(774)	-	(1,033)	-
Net (loss) income attributable to HD View 360	$ (112,132)	$ 16,960	$ (184,080)	$ 6,585

(Loss) income per weighted average common share - basic and diluted	$ (0.01)	$ 0.00	$ (0.02)	$ 0.00

Number of weighted average common shares outstanding-basic and diluted	9,540,629	9,332,631	9,538,957	9,328,704

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Non-Controlling Interest in Consol Sub	Total Stockholders’ Equity
Balance, December 31, 2015	-	9,285,132	$ -	$ 9,285	$ 196,794	$ 35,927	$ -	$ 242,006

Shares issued for cash	-	247,499	-	248	178,252	-	-	178,500
Non-controlling interest in consolidated subsidiary	-	-	-	-	-	-	12,126	12,126
Net loss	-	-	-	-	-	(131,646)	-	(131,646)
Balance, December 31, 2016	-	9,532,631	-	9,533	375,046	(95,719)	12,126	300,986

Shares issued for cash	-	7,999	-	8	5,992	-	-	6,000
Non-controlling interest in consolidated subsidiary	-	-	-	-	-	-	1,033	1,033
Net loss	-	-	-	-	-	(184,080)	-	(184,080)
Balance, June 30, 2017	-	9,540,630	$ -	$ 9,541	$ 381,038	$ (279,799)	$ 13,159	$ 123,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Cash Flows

Six Months Ended June 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (183,047)	$ 6,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,724	6,554
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,706)	-
Increase in income tax receivable	(10,016)
Decrease in prepaid expenses and other assets	640	(10,022)
Increase in accounts payable and accrued expenses	35,495	281
Decrease in deferred rent	(2,298)	-
Decrease in income taxes payable	-	(50,000)

Net cash used in operating activities	(171,208)	(46,602)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,500)	-
Increase in intangible asset	(31,296)	-

Net cash used in investing activities	(35,796)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	6,000	28,500
Principal payments on capital lease obligation	-	(2,470)

Net cash provided by financing activities	6,000	26,030

Net decrease in cash	(201,004)	(20,572)

CASH, beginning of period	258,778	292,010

CASH, end of period	$ 57,774	$ 271,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ -	$ 397
Income taxes paid in cash	$ -	$ 50,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS

HD View 360 Inc, (“the Company”), was formed with an effective date of January 1, 2014, under the laws of the State of Florida. The Company design and installs closed-circuit television (“CCTV”) systems, using Analog, Internet Protocol and Serial Digital Interface technology. The Company also distributes network video recorders, HD cameras and accessories.

HD View Quick Fix Inc., (“HDQF”), was incorporated on May 18, 2016, under the laws of the State of Florida. It is  a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs and is a wholly owned subsidiary.

HD View Technologies Inc., (“HDVT”), was incorporated on May 26, 2016, under the laws of the State of Florida. It is developing a new Point of Sale (POS) software program and is a wholly owned subsidiary.

SimpleFone Inc., (“SFI”), was incorporated on June 17, 2016, under the laws of the State of Florida. It owns a telephone switch and sells/leases telephone equipment and provides telephone service and is a majority owned subsidiary.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The information included in the December 31, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes in the Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2017.

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

d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. There were no financial instruments that qualified as cash equivalents at June 30, 2017 or December 31, 2016.

HD VIEW 360 INC

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

k) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the three and six months ended June 30, 2017 and 2016.

HD VIEW 360 INC

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

As of June 30, 2017, the tax years 2016, 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

HD VIEW 360 INC

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

(3) STOCKHOLDERS’ EQUITY

At June 30, 2017 and December 31, 2016, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 9,540,629 and 9,532,631 issued and outstanding, respectively. At June 30, 2017 and December 31, 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash. In December 2016, the Company issued 200,000 shares of common stock in exchange for $150,000 in cash.

In February 2017, the Company issued 7,999 shares of common stock in exchange for $6,000 in cash.

(4) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. This lease required a monthly base rent payments of $2,310. This lease expired July 1, 2016, and was extended for one month. The Company relocated under a new two year lease effective July 1, 2016. The Company received a three month abatement in rent payments in exchange for completing certain leasehold improvements. These improvements were completed and the Company relocated on August 1, 2016. This lease requires a base rent of $3,063 per month. Rent expense of $6,891 and $7,746 was incurred during the three months ended June 30, 2017 and 2016, respectively. Rent expense of $16,080 and $15,657 was incurred during the six months ended June 30, 2017 and 2016, respectively.

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4) COMMITMENTS AND CONTINGENCIES, continued

a)

 Real Property Lease, continued

Future minimum lease payments under the office lease agreement are as follows:

For the Years Ending December 31,
2017 - six months	$ 18,758
2018	28,655
Total minimum lease payments	47,413
Less: amount representing interest	-
Present value of net minimum lease payments	$ 47,413

b) Vehicle Lease

The Company leased a certain vehicle under an agreement which is accounted for on the balance sheet as a capital lease. The lease called for monthly payments of $366, commencing July 2015.

In 2016, the vehicle was damaged in an accident and declared a total loss. As a result the Company recognized a gain on disposal in the fourth quarter of 2016.

c) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(5) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at June 30, 2017, and were in excess of FDIC insured limits by $10,307 at December 31, 2016.

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) SUBSEQUENT EVENTS

a) Fixed assets

In July 2017, SimpleFone entered into an agreement to purchase a new phone switch at a cost of $108,000, and a two year co-location agreement to house this switch at a cost of $679 per month.

b) Stockholders equity

On July 21, 2017, the Company’s Form S-1 was declared effective. Under this registration statement the Company registered 500,000 shares in this filing. The Company entered into an agreement with WT Consulting LLC, (WTC), whereby WTC has committed to purchase shares of up to $2,000,000 during the three (3) year registration period. The per share price is calculated at 85% of the average of the two (2) lowest trading days price of the five (5) trading days immediately prior to the date a put is provided to WTC.

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

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have generally had increasing revenues, and have a retained deficit of approximately ($279,799) at June 30, 2017.

During the second quarter of 2016, we incorporated three new wholly owned subsidiaries: HD View Technologies Inc., HD View Quick Fix Inc. and SimpleFone Inc.

HD View Technologies Inc. is developing a Point of Sale (POS) software that is interactive with a variety of other types of business software. HD View Quick Fix Inc. is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. SimpleFone Inc. currently owns a telephone switch and sells/leases telephone equipment and provides telephone service.

We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term.

Liquidity and Capital Resources

We derive revenues from the sale and installation of our security related surveillance system products and services.

For the six months ended June 30, 2017 and 2016, our net sales were $309,146 and $545,480, respectively. Our revenues declined in the first two quarters of 2017 because our CEO spent more time attending franchise shows in order to grow the business by becoming a “preferred provider” with additional franchisers. Also, our CEO also was focused on getting our subsidiaries operating and generating revenue. In addition, during the second quarter, one of our significant franchisee customer groups that we serve had delays in new location openings, resulting in delays in order fulfillments.

We have experienced and expect an increasing trend in sales due to our ability to fulfill more orders that will come from greater brand acceptance due to previous and continuing expenditures in marketing and sales. Most of our revenues derive from the sale and installation of security and surveillance systems which are generally non-recurring. We sell surveillance products and install security systems primarily for commercial customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have installed a system at any particular customer site, we have generated the majority of revenues from that particular client location. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future. To address this issue, we plan to target businesses which are franchisees with multiple existing locations with plans to add multiple new locations.

We do not anticipate any significant increase in the base cost of our products, but do expect increased labor cost in proportion to an increase in installation revenues.

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues

Our net revenues for the three months ended June 30, 2017 and 2016 were $119,888 and $298,048, respectively. Our installation revenues were 60.4% of total revenues in 2017 and 49.9% in 2016. Overall our net revenues fell 59.8% in 2017 over 2016, primarily due to our customers, the franchisees, delaying their equipment purchases and installations as discussed above.

Costs and Expenses

For the three months ended June 30, 2017 and 2016, our cost of sales was $117,107 and $165,593, respectively. Our cost of sales, as a percentage of sales, was 97.7% for the three months ended June 3, 2017 and 55.6% for the three months ended June 30, 2016. This percentage increase directly resulted from the delays of equipment purchases and installations discussed above and fixed costs that we incur regardless of our sales levels.

Our gross margin was $2,781 and $132,455 for the three months ended June 30, 2017 and 2016, respectively. Our gross margin as a percentage of Net Sales was 2.3% and 44.4% for the three months ended June 30, 2017 and 2016, respectively. This percentage decrease directly resulted from the delays of equipment purchases and installations discussed above and costs that we incur regardless of our sales levels. Our Product Cost of Sales was 86.6% and 59.5% for the three months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017 and 2016, we spent $114,163 and $112,541, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $1,622, or 1.4%, for the three months ended June 30, 2017 over the three months ended June 30, 2016.

We had net loss of ($112,906) for the three months ended June 30, 2017 compared to net income of $16,960 for three months ended June 30, 2016.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Statements of Operations
Net Sales	$ 119,888	$ 298,048
Cost of Sales	$ 117,107	$ 165,593
Gross Margin	$ 2,781	$ 132,455
Expenses	$ 116,025	$ 116,334
Net (Loss) Income	$ (112,132)	$ 16,960

Financing Activities

The Company had no financing activities during the three months ended June 30, 2017 and 2016.

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues

Our net revenues for the six months ended June 30, 2017 and 2016 were $309,146 and $545,480, respectively. Our installation revenues were 52% of total revenues in 2017 and 53.4% in 2016. Overall our net revenues fell 43.3% in 2017 from 2016, principally, because, in the second quarter one of our significant franchisee customer groups that we serve had delays in new location openings, resulting in delays in order fulfillments.

Costs and Expenses

For the six months ended June 30, 2017 and 2016, our cost of sales was $258,175 and $352,010, respectively. Our cost of sales, as a percentage of sales, was 83.5% for the six months ended June 30, 2017 and 64.5% for the six months ended June 30, 2016. This percentage increase directly resulted from the delays of equipment purchases and installations discussed above and costs that we incur regardless of our sales levels.

Our cost of sales of product increased to 82% for the six months ended June 30, 2017 from 70% for the three months ended June 30, 2016. Cost of sales of installation increased to 85% for the six months ended June 3, 2017 from 60% for the six months ended June 30, 2016, due to costs that we incur regardless of our sales levels.

Our gross profit was $50,971 and $193,470 for the six months ended June 30, 2017 and 2016, respectively. Our gross profit as a percentage of Net Sales was 16.5% and 35.5% for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, we spent $241,298 and $182,153, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $59,145, or 32.5%, for the six months ended June 30, 2017 over the six months ended June 30, 2016. This increase was mainly attributable to travel expenses to trade shows and training expenses for a new telephone switch for SimpleFone.

We had net loss of ($184,080) for the six months ended June 30, 2017 compared to net income of $6,585 for six months ended June 30, 2016.

If our revenues return to the prior levels, primarily because the franchisees resume their equipment purchases and installations we expect to have sufficient liquidity and capital resources to meet our operating costs of approximately $39,000 per month. As of June 30, 2017, we had cash and equivalents on hand of $57,774, which we believe is sufficient to meet our operating expenses for approximately tone and one-half  (1 ½) months.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Statements of Operations
Net Sales	$ 309,146	$ 545,480
Cost of Sales	$ 258,175	$ 352,010
Gross Margin	$ 50,971	$ 193,470
Expenses	$ 245,022	$ 188,707
Net (Loss) Income	$ (184,080)	$ 6,585

Cash Flow Activities

Cash decreased $201,004 for the six month period ended June 30, 2017, from $258,778 at December 31, 2016. This decrease was principally a result of a net loss of ($183,047) for the six months ended June 30, 2017; the sale of common stock in exchange for $6,000 in cash in the first quarter of 2017 and investment in intangible assets.

Inventory remained the same at June 30, 2017 as compared with December 31, 2016. In early 2015 the Company revised its business model to purchase product only when a customer order had been placed and paid for. The inventory balance is composed of older product which is generally a generation or more behind current easily salable product.

Financing Activities

During the six months ended June 30, 2017 compared to six months ended June 30, 2016, the Company sold 7,999 shares of common stock in exchange for $6,000 in cash compared to 47,499 shares of common stock in exchange for $28,500 in cash.

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

HD View Technologies Inc. is currently developing a new Point of Sale (POS) software that is interactive with a variety of other types of business software. HD View Quick Fix Inc. is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. SimpleFone Inc. owns a telephone switch and sells/leases telephone equipment and provides telephone service.

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

ITEM 3.

QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

HD VIEW 360 INC.

August 15, 2017

     By:

/s/ Dennis Mancino

      Dennis Mancino, Principal Executive and

         Financial Officer