Form 10-Q
period 2017-09-30
HD View 360 Inc.
filed 2017-11-20
CIK 1651716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2017

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.       Yes [   ]      No   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,203,962 shares of common stock as of November 18, 2017.

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

F-4

Unaudited Condensed Consolidated Statements of Changes in Cash Flows

F-5

Notes to Unaudited Condensed Consolidated Financial Statements

F-6

HD VIEW 360 INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2017	December 31, 2016
CURRENT ASSETS
Cash	$ 95,911	$ 258,778
Accounts receivable	896	6,532
Stock subscription receivable	100,000	-
Income tax refund receivable	52,321	42,305
Inventory, net of reserve of $10,390 as of September 30, 2017 and December 31, 2016, respectively	-	-
Prepaid expenses and other current assets	9,138	12,278
Total current assets	258,266	319,893

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	166,374	50,743
Leasehold improvements	11,097	11,097
Total Property and Equipment	177,471	61,840
Less accumulated depreciation	(24,517)	(18,931)

Property and equipment, net	152,954	42,909

OTHER ASSETS
Intangible assets	6,296	-
Intangible assets under development	75,000	-
Total Other Assets	81,296	-

Total Assets	$ 492,516	$ 362,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 137,085	$ 54,924
Deferred rent	3,446	6,891

Total current liabilities	140,531	61,815

Total Liabilities	140,531	61,815

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 issued and outstanding	-	-
Common stock, $0.001 par value, authorized 90,000,000 shares; 10,203,962 and 9,532,631 issued and outstanding shares at September 30, 2017 and December 31, 2016, respectively	10,204	9,533
Additional paid-in capital	785,374	375,046
Accumulated deficit	(457,541)	(95,718)
Non-controlling interest in consolidated subsidiary	13,948	12,126

Total stockholders’ equity	351,985	300,987
Total Liabilities and Stockholders’ Equity	$ 492,516	$ 362,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SALES:
Product sales	$ 51,024	$ 115,961	$ 199,291	$ 370,191
Installation sales	81,957	110,603	242,836	401,853
Total sales	132,981	226,564	442,127	772,044

COST OF SALES:
Cost of product	82,788	81,784	204,337	259,824
Cost of installation	66,816	121,143	203,442	295,113
Total cost of sales	149,604	202,927	407,779	554,937
Gross Profit	(16,623)	23,637	34,348	217,107
OPERATING EXPENSES:
General and administrative expenses	113,951	79,315	304,297	205,470
Depreciation expense	1,862	4,077	5,586	10,631
Professional fees	41,434	12,304	92,386	68,302
Total operating expenses	157,247	95,696	402,269	284,403
LOSS FROM OPERATIONS	(173,870)	(72,059)	(367,921)	(67,296)

OTHER INCOME AND (EXPENSE)
Interest expense	-	-	-	(397)
Interest income	13	56	72	178
Other income	595	633	1,524	2,730
Other expense	-	(469)	-	(469)
Bad debt expense	(3,445)	-	(3,445)	-
Total other income	(2,837)	220	(1,849)	2,042
Net loss before income taxes	(176,707)	(71,839)	(369,770)	(65,254)
Income tax benefit	(9,769)	(10,456)	(9,769)	(10,456)
Net loss	(166,938)	(61,383)	(360,001)	(54,798)
Non controlling interest in net income of consolidated subsidiary	(789)	(35)	(1,822)	(35)
Net loss attributable to HD View 360	$ (166,149)	$ (61,348)	$ (361,823)	$ (54,763)

Loss per weighted average common share - basic and diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.01)

Number of weighted average common shares outstanding-basic and diluted	9,967,549	9,332,631	9,683,391	9,328,704

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Non-Controlling Interest in Consol Sub	Total Stockholders’ Equity
Balance, December 31, 2015	-	9,285,132	$ -	$ 9,285	$ 196,794	$ 35,927	$ -	$ 242,006

Shares issued for cash	-	247,499	-	248	178,252	-	-	178,500
Non-controlling interest in consolidated subsidiary	-	-	-	-	-	-	12,126	12,126
Net loss	-	-	-	-	-	(131,646)	-	(131,646)
Balance, December 31, 2016	-	9,532,631	-	9,533	375,046	(95,719)	12,126	300,986

Shares issued for cash and receivable	-	671,331	-	671	410,328	-	-	410,999
Non-controlling interest in consolidated subsidiary	-	-	-	-	-	-	1,822	1,822
Net loss	-	-	-	-	-	(361,822)	-	(361,822)
Balance, September 30, 2017	-	10,203,962	$ -	$ 10,204	$ 785,374	$ (457,541)	$ 13,948	$ 351,985

The accompanying notes are an integral part of the condensed consolidated financial statements

HD VIEW 360 INC.

Condensed Consolidated Statements of Changes in Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (361,823)	$ (54,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Non controlling interest in net income of consolidated subsidiary	1,822	35
Depreciation	5,586	10,631
Bad debt expense	3,445	-
Inventory valuation reserve expense	-	7,640
Loss on disposal of fixed asset	-	469
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,191	-
Increase in income tax receivable	(10,016)	(63,837)
Decrease (increase) in prepaid expenses and other assets	3,140	(9,840)
Increase in accounts payable and accrued expenses	82,161	20,348
(Decrease) increase in deferred rent	(3,445)	8,040

Net cash used in operating activities	(276,939)	(81,277)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(115,631)	(31,755)
Increase in intangible assets	(81,296)	-

Net cash used in investing activities	(196,927)	(31,755)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	310,999	28,500
Principal payments on capital lease obligation	-	(2,506)

Net cash provided by financing activities	310,999	25,994

Net decrease in cash	(162,867)	(87,038)

CASH, beginning of period	258,778	292,010

CASH, end of period	$ 95,911	$ 204,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ -	$ 397
Income taxes paid in cash	$ 247	$ 50,000
Non-Cash Investing and Financing Activities:
Common stock issued for receivable	$ 100,000	$ -

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

SimpleFone Inc., (“SFI”), was incorporated on June 17, 2016, under the laws of the State of Florida. It will lease a telephone switch and sell/lease telephone equipment and telephone service and is a majority owned subsidiary.

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

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. There were no financial instruments that qualified as cash equivalents at September 30, 2017 or December 31, 2016.

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

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

k) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the three and nine months ended September 30, 2017 and  2016.

l) Income Taxes

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positins taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of September 30, 2017, the tax years 2016, 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

(3) STOCKHOLDERS’ EQUITY

At September 30, 2017 and December 31, 2016, the Company has 90,000,000 shares of par value $0.001 common stock authorized and 10,203,963 and 9,532,631 issued and outstanding, respectively. At September 30, 2017 and December 31, 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock and zero issued and outstanding.

In January 2016, the Company issued 47,499 shares of common stock in exchange for $28,500 in cash. In December 2016, the Company issued 200,000 shares of common stock in exchange for $150,000 in cash.

In February 2017, the Company issued 7,999 shares of common stock in exchange for $6,000 in cash.

In July 2017, the Company issued 500,000 shares of common stock in exchange for $150,000 in cash and $100,000 subscription receivable. In August 2017, the Company issued 163,333 shares of common stock in exchange for $155,000 in cash.

HD VIEW 360 INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

The Company leases office and warehouse space with unrelated parties. During 2014, the Company executed a 1-year lease, with base rent of $2,200 per month, which was renewed on July 1, 2015. This lease required a monthly base rent payments of $2,310. This lease expired July 1, 2016, and was extended for one month. The Company relocated under a new two year lease effective July 1, 2016. The Company received a three month abatement in rent payments in exchange for completing certain leasehold improvements. These improvements were completed and the Company relocated on August 1, 2016. This lease requires a base rent of $3,063 per month. Rent expense of $8,040 and $8,040 was incurred during the three months ended September 30, 2017, and 2016, respectively.  Rent expense of $24,120 and $23,697 was incurred during the nine months ended September 30, 2017, and 2016, respectively.

Future minimum lease payments under the office lease agreement are as follows:

For the Years Ending December 31,
2017 - three months	$9,556
2018 - nine months	28,668

Total minimum lease payments	38,224
Less: amount representing interest	-
Present value of net minimum lease payments	$38,224

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

(5) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at September 30, 2017, and were in excess of FDIC insured limits by $10,307 at December 31, 2016.

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

Overview

We were formed on January 1, 2014, to provide security surveillance products and systems to commercial users. We have generally had increasing revenues, and have a retained deficit of approximately ($457,541) at September 30, 2017.

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

For the nine months ended September 30, 2017 and 2016, our net sales were $442,127 and $772,044, respectively. Our revenues declined in the first three quarters of 2017 because our CEO spent more time attending franchise shows in order to grow the business by becoming a “preferred provider” with additional franchisers. Our CEO was also was focused on getting our subsidiaries operating and generating revenue. In addition, during the second quarter, one of our significant franchisee customer groups that we serve had delays in new location openings, resulting in delays in order fulfillments.

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues

Our net revenues for the three months ended September 30, 2017 and 2016 were $132,981 and $226,564, respectively. Our installation revenues were 61.6% of total revenues in 2017 and 48.8% in 2016. Overall our net revenues fell 41.3% in 2017 over 2016, primarily due to our customers, the franchisees, delaying their equipment purchases and installations as discussed above.

Costs and Expenses

For the three months ended September 30, 2017 and 2016, our cost of sales was $149,604 and $202,927, respectively. Our cost of sales, as a percentage of sales, was 112.5% for the three months ended September 30, 2017 and 89.6% for the three months ended September 30, 2016. This percentage increase directly resulted from the delays of equipment purchases and installations discussed above and fixed costs that we incur regardless of our sales levels.

Our gross margin was $(16,623) and $23,637 for the three months ended September 30, 2017 and 2016, respectively. Our gross margin as a percentage of Net Sales was (12.5)% and 10.4% for the three months ended September 30, 2017 and 2016, respectively. This percentage decrease directly resulted from the delays of equipment purchases and installations discussed above and costs that we incur regardless of our sales levels. Our Product Cost of Sales was 162.3% and 70.5% for the three months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017 and 2016, we spent $155,385 and $91,619, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $63,766, or 69.6%, for the three months ended September 30, 2017 over the three months ended September 30, 2016.

We had net loss of ($166,149) for the three months ended September 30, 2017 compared to net loss of $(61,348) for three months ended September 30, 2016.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

Statements of Operations	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net Sales	$ 132,981	$ 226,564
Cost of Sales	$ 149,604	$ 202,927
Gross Margin	$ (16,623)	$ 23,627
Operating Expenses	$ 157,247	$ 95,696
Net Loss	$ (166,149)	$ (61,348)

Financing Activities

The Company sold 663,333 shares of common stock in exchange for $305,000 in cash and a receivable of $100,000 during the three months ended September 30, 2017 and 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues

Our net revenues for the nine months ended September 30, 2017 and 2016 were $442,127 and $772,044, respectively. Our installation revenues were 54.9% of total revenues in 2017 and 52.1% in 2016. Overall our net revenues fell 42.7% in 2017 from 2016, principally, because, in the second quarter one of our significant franchisee customer groups that we serve had delays in new location openings, resulting in delays in order fulfillments.

Costs and Expenses

For the nine months ended September 30, 2017 and 2016, our cost of sales was $407,779 and $554,937, respectively. Our cost of sales, as a percentage of sales, was 92.2% for the nine months ended September 30, 2017 and 71.9% for the nine months ended September 30, 2016. This percentage increase directly resulted from the delays of equipment purchases and installations discussed above and costs that we incur regardless of our sales levels.

Our cost of sales of product increased to 102.5% for the nine months ended September 30, 2017 from

70.2% for the nine months ended September 30, 2016. Cost of sales of installation increased to 83.8% for the nine months ended September 30, 2017 from 73.4% for the nine months ended September 30, 2016, due to costs that we incur regardless of our sales levels.

Our gross profit was $34,348 and $217,107 for the nine months ended September 30, 2017 and 2016, respectively. Our gross profit as a percentage of Net Sales was 7.8% and 28.1% for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, we spent $396,683 and $273,772, respectively, on general and administrative expenses inclusive of professional fees. Our general and administrative expenses increased by $122,911, or 44.9%, for the nine months ended September 30, 2017 over the nine months ended September 30, 2016. This increase was mainly attributable to travel expenses to trade shows and training expenses for a new telephone switch for SimpleFone.

We had net loss of ($361,823) for the nine months ended September 30, 2017 compared to net loss of ($54,623) for nine months ended September 30, 2016.

If our revenues return to the prior levels, primarily because the franchisees resume their equipment purchases and installations we expect to have sufficient liquidity and capital resources to meet our operating costs of approximately $39,000 per month. As of September 30, 2017, we had cash and equivalents on hand of $249,128, which we believe is sufficient to meet our operating expenses for approximately six (6) months.

Results of Operations

The following tables set forth selected unaudited statement of operations data for each of the periods indicated:

Statements of Operations	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Sales	$ 442,127	$ 772,044
Cost of Sales	$ 407,779	$ 554,937
Gross Margin	$ 34,348	$ 217,148
Operating Expenses	$ 402,269	$ 284,403
Net Loss	$ (361,823)	$ (54,763)

Cash Flow Activities

Cash decreased $162,867 for the nine month period ended September 30, 2017, from $258,778 at December 31, 2016. This decrease was principally a result of a net loss of ($361,823) for the nine months ended September 30, 2017; the sale of common stock in exchange for $310,999 in cash in the first and third quarters of 2017 and investment in fixed and intangible assets of ($196,927).

Inventory remained the same at September 30, 2017 as compared with December 31, 2016. In early 2015 the Company revised its business model to purchase product only when a customer order had been placed and paid for. The inventory balance is composed of older product which is generally a generation or more behind current easily salable product.

Financing Activities

During the nine months ended September 30, 2017 compared to nine months ended September 30, 2016, the Company sold 671,331 shares of common stock in exchange for $310,999 in cash and receivable of $100,000 compared to 47,499 shares of common stock in exchange for $28,500 in cash.

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

HD View Technologies Inc. is currently developing a new Point of Sale (POS) software that is interactive with a variety of other types of business software. HD View Quick Fix Inc. is a combination of our installation company and a subscription based rapid response entity for computer/surveillance equipment repairs. SimpleFone, Inc. owns a telephone switch and sells/leases telephone equipment and provides telephone service.

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

ITEM 3.  QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, the Company sold 163,333 shares of restricted common stock in exchange for $155,000.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of these shares.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibits

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD VIEW 360 INC. November 20, 2017 By: /s/ Dennis Mancino Dennis Mancino Principal Executive and Financial Officer